Form 10-Q
period 1999-06-30
ZIPLINK INC
filed 1999-08-16
CIK 1081393

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

              For the transition period from ....................... to
                          ................................

                        Commission File Number 000-26147


                                  ZIPLINK, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                04-3457219
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                   900 CHELMSFORD STREET,TOWER 1, FIFTH FLOOR
                           LOWELL, MASSACHUSETTS 01851
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (978) 551-8100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes[ ] No [X].*

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Class                                    Outstanding at August 6, 1999
        -----                                    -----------------------------

Common Stock, par value $.001 per share          12,716,964 shares

* The registrant's registration statement on Form S-1 for its initial public offering became effective on May 25, 1999 and the registrant has been subject to the filing requirements of the Securities Exchange Act of 1934 since that date.

                                  ZIPLINK, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                        PAGE
                                                                                       NUMBER

PART I.       FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                  Condensed Balance Sheets at June 30, 1999 (Unaudited) and
                  December 31, 1998                                                      3

                  Condensed Statements of Operations for the Three Months
                  ended June 30, 1999 and 1998 and the Six Months ended
                  June 30, 1999 and 1998 (Unaudited)                                     4

                  Condensed Statements of Cash Flows for the Six Months ended
                  June 30, 1999 and 1998 (Unaudited)                                     5

                  Notes to Condensed Financial Statements (Unaudited)                    6

ITEM 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                  9

ITEM 3.       Quantitative and Qualitative Disclosure about Market Risk                 14

PART II.      OTHER INFORMATION

ITEM 1.       Legal Proceedings                                                         14

ITEM 2.       Changes in Securities and Use of Proceeds                                 14

ITEM 3.       Defaults Upon Senior Securities                                           16

ITEM 4.       Submission of Matters to a Vote of Security Holders                       16

ITEM 5.       Other Information                                                         16

ITEM 6.       Exhibits and Reports on Form 8-K                                          16

SIGNATURE                                                                               17

EXHIBIT INDEX                                                                           18

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                  ZIPLINK, INC.
                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      JUNE 30,           DECEMBER 31,
                                                                       1999                 1998
                                                                       -----                ----
                                                                    (UNAUDITED)

  ASSETS
  Current Assets:
     Cash and cash equivalents................................          $23,361               $   512
     Accounts receivable, net.................................            1,647                   679
     Prepaid expenses and other current assets................              999                    71
                                                                   -------------         -------------
          Total current assets................................           26,007                 1,262
                                                                   -------------         -------------
  Property and Equipment, net.................................            8,577                 9,803
  Other Assets................................................            1,991                   109
                                                                   -------------         -------------
          Total assets........................................          $36,575               $11,174
                                                                   -------------         -------------
                                                                   -------------         -------------

  LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY (DEFICIT)
  Current Liabilities:
     Current portion of convertible debentures................          $     -               $   500
     Current portion of capital lease obligations.............              490                   465
     Accounts payable.........................................            1,338                 1,077
     Accrued expenses.........................................              949                 1,686
     Deferred revenue.........................................              351                   120
     Amounts due to affiliates, net...........................                -                   476
                                                                   -------------         -------------
          Total current liabilities...........................            3,128                 4,324
  Note Payable To a Bank......................................                -                17,600
  Convertible Debentures, less current portion................                -                 7,000
  Capital Lease Obligations, less current portion.............               87                   339
                                                                   -------------         -------------
          Total liabilities...................................            3,215                29,263
                                                                   -------------         -------------

  Stockholders'/Members' Equity (Deficit):
  Common stock, $.001 par value, 50,000 shares authorized,
     12,717 shares issued and outstanding at June 30, 1999....               13                     -
  Additional paid in capital..................................           60,558                     -
  Accumulated deficit/members' deficit........................         (27,128)              (18,089)
  Deferred compensation                                                    (83)                     -
                                                                   -------------         -------------
  Total stockholders'/members' equity (deficit)...............           33,360              (18,089)
                                                                   -------------         -------------

          Total liabilities and stockholders'/members' equity
             (deficit)........................................          $36,575               $11,174
                                                                   -------------         -------------
                                                                   -------------         -------------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  ZIPLINK, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                        JUNE 30,                               JUNE 30,
                                             --------------------------------     -----------------------------------

                                                     1999           1998              1999                 1998
                                                     ----           ----              ----                 ----


Revenues................................              $3,048          $1,604             $5,793               $3,282
                                                  -----------    ------------     --------------      ---------------
Costs and Expenses:
   Cost of revenues.....................               1,950           1,619              3,708                2,904
   Selling, general and administrative..               1,530           1,322              2,915                2,569
   Depreciation and amortization........                 828             545              1,778                1,033
                                                  -----------    ------------     --------------      ---------------
        Total costs and expenses........               4,308           3,486              8,401                6,506
                                                  -----------    ------------     --------------      ---------------
        Loss from operations............             (1,260)         (1,882)            (2,608)              (3,224)
                                                  -----------    ------------     --------------      ---------------
Other Expenses:
   Interest expense.....................               (248)           (296)              (604)                (573)
   Interest income......................                 100              14                105                   24
   Other income (expense) ..............                   -               -               (38)                    -
                                                  -----------    ------------     --------------      ---------------
                                                       (148)           (282)              (537)                (549)
                                                  -----------    ------------     --------------      ---------------
        Net loss........................            $(1,408)        $(2,164)           $(3,145)             $(3,773)
                                                  -----------    ------------     --------------      ---------------
                                                  -----------    ------------     --------------      ---------------

Net Loss per Unit (Note 5):
   Net Loss per unit -
         Basic and diluted..............            $      -        $ (0.22)           $      -             $ (0.38)
                                                  -----------    ------------     --------------      ---------------
                                                  -----------    ------------     --------------      ---------------

   Weighted average units -
         Basic and diluted ..............                  -           9,899                  -                9,899
                                                  -----------    ------------     --------------      ---------------
                                                  -----------    ------------     --------------      ---------------

Net Loss per Share (Note 5):
     Net Loss per share -
        Basic and diluted...............            $ (0.14)        $      -           $ (0.35)             $      -
                                                  -----------    ------------     --------------      ---------------
                                                  -----------    ------------     --------------      ---------------

     Weighted average shares -
          Basic and diluted..............              9,933               -              9,068                    -
                                                  -----------    ------------     --------------      ---------------
                                                  -----------    ------------     --------------      ---------------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                  ZIPLINK, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                 -------------------------

                                                                     1999           1998
                                                                     ----           ----

Cash Flows from Operating Activities:
   Net loss.............................................             $(3,145)      $(3,773)
   Adjustments to reconcile net loss to net cash used
      in operating activities-
      Depreciation and amortization.....................                1,778         1,033
      Loss on disposal of property and equipment........                   38             -
      Compensation expense associated with the granting
        of options and warrants.........................                   46            97
      Changes in operating assets and liabilities-
        Accounts receivable, net........................                (968)           (3)
        Prepaid expenses and other current assets.......                (128)          (18)
        Accounts payable................................                  261       (3,756)
        Accrued expenses................................                (557)           550
        Deferred revenue................................                  231          (68)
        Due to affiliates...............................                (476)          (11)
                                                                 -------------   -----------
           Net cash used in operating activities........              (2,920)       (5,949)
                                                                 -------------   -----------
Cash Flows from Investing Activities:
   Purchases of property and equipment..................                (590)       (1,070)
   Decrease (Increase) in other assets..................                   18          (15)
                                                                 -------------   -----------
           Net cash used in investing activities........                (572)       (1,085)
                                                                 -------------   -----------
Cash Flows from Financing Activities:
   Net proceeds from sale of common stock...............               44,168             -
   Proceeds from convertible debentures.................                    -         7,500
   Proceeds from borrowings under notes payable.........                2,400             -
   Payments made on notes payable.......................             (20,000)             -
   Payments of principal made on capital lease
      obligations.......................................                (227)         (196)
                                                                 -------------   -----------
           Net cash provided by financing activities....               26,341         7,304
                                                                 -------------   -----------
Net Increase in Cash and Cash Equivalents...............               22,849           270
Cash and Cash Equivalents, beginning of period.......                     512         1,081
                                                                 -------------   -----------
Cash and Cash Equivalents, end of period.............                $ 23,361      $  1,351
                                                                 -------------   -----------
                                                                 -------------   -----------

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest...............................             $   754       $    471
                                                                 -------------   -----------
                                                                 -------------   -----------

Supplemental Disclosure of Non-Cash Financing and
Investing Activities:
   Forgiveness of accrued compensation by Capital
     Member.............................................             $    180      $      -
                                                                 -------------   -----------
                                                                 -------------   -----------
   Conversion of debentures to common stock.............             $  7,500      $      -
                                                                 -------------   -----------
                                                                 -------------   -----------
   Issuance of common stock for telecommunications
      services..........................................             $  2,700      $      -
                                                                 -------------   -----------
                                                                 -------------   -----------



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  ZIPLINK, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.  THE COMPANY AND BASIS OF PRESENTATION

THE COMPANY - ZipLink, Inc., a Delaware corporation (the "Company" or "ZipLink"), was formed as a wholly-owned subsidiary of ZipLink, LLC on March 9, 1999. ZipLink, LLC was organized as a Connecticut limited liability company on November 21, 1995 and reorganized as a Delaware LLC on March 9, 1999. On May 25, 1999, ZipLink, LLC was reorganized from a limited liability company to a corporation. In connection with this reorganization all of the membership units in ZipLink, LLC were transferred to and merged with and into the Company, as a result of which, all of the assets and liabilities of ZipLink, LLC were transferred to the Company. As these entities are under common control, the merger transaction was accounted for as a reorganization of entities under common control similar to a pooling of interest.

BASIS OF PRESENTATION - The Company has prepared the accompanying unaudited condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, in the Company's Prospectus dated May 26, 1999 (the "Prospectus"), filed as part of a Registration Statement on Form S-1, as amended (Reg. No. 333-74273). In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments which are necessary to present fairly its financial position as of June 30, 1999 and the results of its operations and cash flows for the three and six month periods ended June 30, 1999 and 1998, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain prior year account balances have been reclassified to be consistent with the current year's presentation.

2.  INITIAL PUBLIC OFFERING

On June 1, 1999, the Company completed its initial public offering ("IPO") of 3,500,000 shares of common stock at $14.00 per share. Total proceeds to the Company were approximately $44.2 million, net of offering costs of approximately $4.8 million. Concurrent with the closing of the IPO, $7.5 million of convertible debentures were converted into 807,143 shares of common stock. The Company utilized $20.0 million of the net proceeds from the offering to repay outstanding indebtedness under its line of credit with Fleet Bank. This facility was terminated after the closing of the offering.

3.  WILLIAMS COMMUNICATIONS, INC.

In May 1999, the Company entered into an agreement with Williams Communications, Inc. ("Williams") to provide telecommunications services to the Company. As part of this agreement, the Company has contractually committed to purchase $5.4 million of telecommunications services from Williams over 42 months of which 50% or $2.7 million was paid through the issuance of 216,964 shares of common stock and the remaining 50% will be paid in cash as services are provided. The Company has recorded the value of the services based on the fair market value of the common stock issued, and has recorded these services as a prepaid expense and other asset, which will be amortized over the life of the contract as the services are used. The Company expects to begin using Williams telecommunications services in the third quarter of 1999.

In connection with the issuance of 216,964 shares of common stock to Williams concurrent with the closing of the Company's IPO, Williams has agreed that the maximum number of shares which it may sell during each one-year period following the IPO shall be the greater of (a) the number of shares having a value equal to one half of the charges for telecommunications services used by the Company as of the date of any proposed sale, or (b) one third of the total number of shares issued to Williams. This contractual restriction terminates on the third anniversary of the delivery of the shares to Williams.

4.  SIGNIFICANT CUSTOMER

WebTV Networks, Inc., a wholly-owned subsidiary of Microsoft Corporation, represented approximately 76%, 63%, 78% and 64% of the Company's revenues during the three and six month periods ended June 30, 1999 and 1998, respectively; and 91% and 85% of the Company's accounts receivable at June 30, 1999 and December 31, 1998, respectively.

5.  NET LOSS PER SHARE AND NET LOSS PER UNIT

The Company has adopted SFAS No. 128, Earnings Per Share. Basic net loss per common share/unit is computed using the weighted average number of shares of common stock/units outstanding during the period. Diluted net loss per common share/unit is the same as basic net loss per common share/unit since the effects of the Company's potential common stock/unit equivalents are antidilutive. Antidilutive securities, which consist of options, warrants and convertible debentures that are not included in diluted net loss per share/unit were 825,291 shares for the three and six month periods ended June 30, 1999 and 404,989 units for the three and six month periods ended June 30, 1998.

The following tables present information necessary to calculate net loss per share/unit:

                                                             Three Months Ended
                                                                June 30, 1999
                                            ------------------------------------------------------
                                               Earnings               Shares         Per Share
                                             (Numerator)          (Denominator)        Amount
                                            ---------------    ----------------- -- --------------

Basic net loss per share:
Loss available to common stockholders             $(1,408)                9,933          $ (0.14)
                                                                                    --------------
                                                                                    --------------
Effect of dilutive securities:
  Stock options/warrants                                -                     -
                                            ---------------    -----------------
Diluted net loss per share                        $(1,408)                9,933          $ (0.14)
                                            ---------------    -----------------    --------------
                                            ---------------    -----------------    --------------




                                                              Six Months Ended
                                                                June 30, 1999
                                            ------------------------------------------------------
                                               Earnings               Shares        Per Share
                                            (Numerator)        (Denominator)        Amount
                                            ---------------    -----------------   ---------------

Basic net loss per share:
Loss available to common stockholders             $(3,145)                9,068          $ (0.35)
                                                                                   ---------------
                                                                                   ---------------
Effect of dilutive securities:
  Stock options/warrants                                 -                    -
                                            ---------------    -----------------
Diluted net loss per share                        $(3,145)                9,068          $ (0.35)
                                            ---------------    -----------------   ---------------
                                            ---------------    -----------------   ---------------


                                                             Three Months Ended
                                                                June 30, 1998
                                            ------------------------------------------------------
                                               Earnings               Unit          Per Unit
                                            (Numerator)        (Denominator)        Amount
                                            ---------------    -----------------   ---------------

Basic net loss per unit:
Loss available to unit members                    $(2,164)                9,899          $ (0.22)
                                                                                   ---------------
                                                                                   ---------------
Effect of dilutive securities:
  Unit options/warrants                                  -                    -
  Convertible debentures                                 -                    -
                                            ---------------    -----------------
Diluted net loss per unit                         $(2,164)                9,899          $ (0.22)
                                            ---------------    -----------------   ---------------
                                            ---------------    -----------------   ---------------


                                                              Six Months Ended
                                                                June 30, 1998
                                            ------------------------------------------------------
                                               Earnings               Unit          Per Unit
                                            (Numerator)        (Denominator)        Amount
                                            ---------------    -----------------   ---------------

Basic net loss per unit:
Loss available to unit members                    $(3,773)                9,899          $ (0.38)
                                                                                   ---------------
                                                                                   ---------------
Effect of dilutive securities:
  Unit options/warrants                                  -                    -
  Convertible debentures
                                            ---------------    -----------------
Diluted net loss per unit                         $(3,773)                9,899          $ (0.38)
                                            ---------------    -----------------   ---------------
                                            ---------------    -----------------   ---------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Any statements in this quarterly report concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, and network or service offering growth, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Any forward-looking statements are estimates, reflecting the best judgement of the party making such statements based upon currently available information and involve a number of risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Risks, uncertainties and factors which could affect the accuracy of such forward-looking statements are identified in the public filings made by the Company with the Securities and Exchange Commission, and forward-looking statements contained in this Form 10-Q or in other public statements of the Company should be considered in light of those factors.

OVERVIEW

ZipLink is a national provider of wholesale Internet access services to developers and vendors of Internet appliances and local, regional and national Internet service providers.

The Company derives a significant portion of its revenues from the provision of wholesale Internet access services for Internet appliances, including Internet connectivity, subscriber authentication, e-mail filtering and forwarding and other specially developed services. One customer, WebTV, accounts for substantially all of the Company's revenues from Internet appliance services. Revenues from the provision of wholesale Internet access to WebTV are recognized monthly as services are performed. The Company receives a fixed price per WebTV subscriber per month if WebTV uses ZipLink as its first choice provider of connectivity to WebTV. If WebTV does not designate ZipLink as the first choice provider, the Company receives an hourly rate to the extent that a WebTV subscriber actually obtains connectivity through ZipLink's network.

The Company also provides wholesale national dial-up Internet access and enhanced services, including digital subscriber line service where available, under the name ZipDial, to Internet service providers. The Company's services enable Internet service providers to quickly and inexpensively expand their existing geographic coverage and offer national dial-up Internet access, without investing in costly infrastructure. Revenues from the Company's ZipDial program are recognized monthly as services are provided.

The Company also derives revenues from the provision of direct Internet access under the ZipLink name to a limited number of retail users, although the Company intends to devote minimal resources to marketing in this area. Revenues from these users are derived from service subscriptions and are recognized monthly.

Since inception, ZipLink has incurred net losses and experienced negative cash flow from operations. The Company's cumulative net loss from operations as of June 30, 1999 was $27.1 million. The Company expects to continue to operate at a net loss and experience negative cash flow for the foreseeable future given the level of planned operating and capital expenditures. The Company's ability to achieve profitability and positive cash flow from operations is dependent upon its ability to substantially grow its revenue base through expansion of its ZipDial program and an increase in sales of access services for Internet appliances and to achieve operating efficiencies. The Company plans to make significant capital expenditures to expand its network and to increase its operating expenses based in large part on its estimate of potential future revenues. If the Company's future revenues fall short of its estimates or if its operating expenses exceed its expectations, then the Company may never obtain or sustain profitability.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of revenues for the three months and six months ending June 30, 1999 and 1998:

                                                 Three Months Ended                   Six Months Ended
                                                      June 30                              June 30
                                            -----------------------------        ----------------------------

                                               1999              1998               1999             1998
                                            -----------       -----------        -----------      -----------

Revenues                                      100.0%            100.0%             100.0%            100.0%
Cost of revenues                               64.0             100.9               64.0              88.5
Selling, general and administrative            50.2              82.4               50.3              78.3
Depreciation and amortization                  27.2              34.0               30.7              31.4
                                            -----------       -----------        -----------      -----------

Loss from operations                          (41.4)           (117.3)             (45.0)            (98.2)
Interest and other expenses, net               (4.8)            (17.6)              (9.3)            (16.7)
                                            -----------       -----------        -----------      -----------

Net loss                                      (46.2)%          (134.9)%            (54.3)%          (114.9)%
                                            -----------       -----------        -----------      -----------
                                            -----------       -----------        -----------      -----------


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED
-------------------------------------------------------------------
JUNE 30, 1998
-------------

REVENUES. Revenues increased 87.5% to $3.0 million for the three months ended June 30, 1999 from $1.6 million for the three months ended June 30, 1998. This increase was due to WebTV revenues, which increased to $2.3 million for the three months ended June 30, 1999 from $1.0 million for the three months ended June 30, 1998. During this period, revenues from other sources, including ZipDial services and direct retail users, increased to $649,000 for the three months ended June 30, 1999 from $488,000 for the three months ended June 30, 1998.

COST OF REVENUES. Cost of revenues consist primarily of telecommunications costs and collocation costs for super points of presence. Cost of revenues increased 18.8% to $1.9 million for the three months ended June 30, 1999 from $1.6 million for the three months ended June 30, 1998. Substantially all of this increase was due to an increase in telecommunications costs reflecting the expansion of our network infrastructure.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of salaries, professional services, marketing and promotional materials to expand our revenue base and other costs related to our sales, finance and administrative functions. Selling, general and administrative expenses increased 15.4% to $1.5 million for the three months ended June 30, 1999 from $1.3 million for the three months ended June 30, 1998. This increase was primarily due to salaries and administrative expenses associated with the growth in our ZipDial program, partially offset by a reduction in professional services.

DEPRECIATION AND AMORTIZATION. Depreciation expense increased 51.9% to $828,000 for the three months ended June 30, 1999 from $545,000 for the three months ended June 30, 1998. Substantially all of this increase resulted from the effect of additional capital assets purchased and placed in service during 1998. Depreciation expense of $828,000 for the three months ended June 30, 1999 includes $951,000 of depreciation on capital assets, partially offset by a $123,000 reduction due to the elimination of certain equipment installation costs.

INTEREST EXPENSE. Interest expense decreased to $248,000 for the three months ended June 30, 1999 from $296,000 for the three months ended June 30, 1998. Substantially all of this decrease was due to the repayment of $20.0 million of indebtedness outstanding under the Company's line of credit in June 1999 and, to a lesser extent, a reduction in interest on our capital lease obligations.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998
-----------------------------------------------------------------------------

REVENUES. Revenues increased 75.8% to $5.8 million for the six months ended June 30, 1999 from $3.3 million for the six months ended June 30, 1998. This increase was due to WebTV revenues, which increased to $4.5 million for the six months ended June 30, 1999 from $2.1 million for the six months ended June 30, 1998. During this period, revenues from other sources, including ZipDial services and direct retail users, increased to $1.1 million for the six months ended June 30, 1999 from $964,000 for the six months ended June 30, 1998.

COST OF REVENUES. Cost of revenues increased 27.6% to $3.7 million for the six months ended June 30, 1999 from $2.9 million for the six months ended June 30, 1998. This increase was primarily due to an increase in telecommunications costs and, to a lesser extent, an increase in collocation costs.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 11.5% to $2.9 million for the six months ended June 30, 1999 from $2.6 million for the six months ended June 30, 1998. This increase was primarily due to salaries, marketing and administrative expenses associated with the growth in our ZipDial program, partially offset by a reduction in professional services.

DEPRECIATION AND AMORTIZATION. Depreciation expense increased 80.0% to $1.8 million for the six months ended June 30, 1999 from $1.0 million for the six months ended June 30, 1998. Substantially all of this increase resulted from the effect of additional capital assets purchased and placed in service during 1998 and, to a lesser extent, additional capital assets purchased and placed in service during 1999. Depreciation expense of $1.8 million for the six months ended June 30, 1999 includes $1.9 million of depreciation on capital assets, partially offset by a $123,000 reduction due to the elimination of certain equipment installation costs.

INTEREST EXPENSE. Interest expense increased to $604,000 for the six months ended June 30, 1999 from $573,000 for the six months ended June 30, 1998. Substantially all of this increase was due to the $7.5 million of convertible debentures which was outstanding for approximately five months in 1999 as compared to approximately three months in 1998, partially offset by a reduction in interest on our line of credit and capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

Working capital (deficit) was $22.9 million and $(3.0) million at June 30, 1999 and December 31, 1998, respectively. The Company had cash and cash equivalents totaling $23.4 million and $512,000 at June 30, 1999 and December 31, 1998, respectively. The Company currently invests in U.S. Treasury bills and repurchase agreements that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating purposes.

Net cash used in operating activities was $2.9 million and $5.9 million for the six months ended June 30, 1999 and 1998, respectively. Net cash used in operating activities for the six months ended June 30, 1999 is primarily attributable to the Company's net loss, increase in accounts receivable, decreases in accrued expenses and decreases in amounts due to affiliates, partially offset by depreciation and amortization and increases in accounts payable and deferred revenue. Net cash used in operating activities for the six months ended June 30, 1998 is primarily attributable to the Company's net loss and decrease in accounts payable, partially offset by depreciation and amortization and an increase in accrued expenses.

Net cash used in investing activities was $572,000 and $1.1 million for the six months ended June 30, 1999 and 1998, respectively. Principal investments were for capital expenditures, which amounted to $590,000 and $1.1 million for the six months ended June 30, 1999 and 1998, respectively. Significant capital expenditures for the six months ended June 30, 1999 include the purchase of $993,000 of network equipment to continue expansion of the Company's network, partially offset by a $403,000 reduction in certain installation costs. Significant capital expenditures for the six months ended June 30, 1998 include $1.1 million of network and other equipment.

Net cash provided by financing activities was $26.3 million and $7.3 million for the six months ended June 30, 1999 and 1998, respectively. Net cash provided by financing activities for the six months ended June 30, 1999 include $44.2 million in proceeds received in June 1999 from the IPO of 3,500,000 shares of common stock at $14.00 per share, net of underwriting discount and other offering expenses. In addition, concurrent with the closing of the IPO, $7.5 million of convertible debentures were converted into 807,143 shares of common stock. The Company utilized $20.0 million of the net proceeds from this offering to repay outstanding indebtedness under its line of credit with Fleet Bank. This facility was terminated after the closing of the offering. Net cash provided by financing activities for the six months ended June 30, 1998 include $7.5 million of proceeds received from convertible debentures issued to Nortel Networks for working capital, to facilitate the Company's network buildout and upgrade its network infrastructure.

The Company is currently seeking to obtain one or more debt financings aggregating between $5.0 million and $15.0 million to be used for capital expenditures, working capital and other general corporate purposes. The Company further intends to make approximately $6.5 million in capital expenditures in 1999, primarily to expand its network infrastructure and increase the Company's area of service coverage. Subject to its capital resources, the Company currently expects that its capital expenditures will be substantially higher in future periods in connection with the expansion of its network capacity and the increase in its area of service coverage.

The Company believes that funds provided by operations and its existing cash and cash equivalent balances will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months. The Company anticipates that it will need to raise significant additional capital for the period after the next 12 months through public or private debt or equity financings or other sources in order to execute its business plan. There can be no assurance that ZipLink would be able to obtain such financing on reasonable terms, if at all.

YEAR 2000 CONVERSION

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, the Company's computer programs that have date-sensitive software and software of companies into which its network is interconnected may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company relies on its computer systems for authentication of our wholesale customers onto its network, e-mail and web services, billing and customer support activities and network monitoring. The Company is currently in the process of reviewing its products and services, as well as its internal management information systems and non-information technology systems in order to identify and modify those products, services and systems that are not Year 2000 compliant. In addition, the Company has contacted approximately 40% of its suppliers to ascertain their Year 2000 status. During the next 90 days the Company plans to contact the remainder of its suppliers, as well as its significant customers, including WebTV, to ascertain their Year 2000 status.

The Company is currently engaged in Phase I of our Year 2000 Compliance Project and has tested and replaced or corrected some non-compliant equipment and software. A member of the senior management team has been identified to lead the Year 2000 Compliance Project. The Company defines the term "Year 2000 Compliance" to mean the assurance that its customers will not be negatively impacted, nor will there be any disruption in service, by dates prior to, during, or after the year 2000. Phase I of this project involves doing a full inventory of all equipment, computer hardware, and software. Based upon this inventory, all equipment, computer hardware, and software components will then be tested for Year 2000 Compliance. Phase II of this project involves evaluation of the results of these tests. Any equipment, computer hardware, or software component that is found to be non-compliant will then be upgraded, rewritten, or replaced as required to achieve compliance.

As of June 30, 1999, the Company has spent approximately $60,000 correcting incidents of noncompliance, exclusive of internal costs. The Company anticipates that the additional direct costs associated with our Year 2000 Compliance Project will not exceed $170,000, however, the Company cannot assure you that its actual costs of achieving compliance will not exceed this amount. While the Company expects to be Year 2000 compliant by the beginning of the fourth quarter of 1999, it cannot assure you that it will be able to timely and successfully modify its services and systems to comply with Year 2000 requirements. Nor can the Company assure that equipment received from suppliers will comply or that any of its suppliers or peering or transit partners, such as Nortel Networks, MCI WorldCom or Williams Communications, will be Year 2000 compliant in a timely manner or that there will not be problems with technology working together. Furthermore, despite testing performed by the Company and its suppliers and partners, the Company's products, services and systems may contain undetected errors or defects associated with Year 2000 related functions. In the event any material errors or defects are not detected and fixed, or if third parties cannot timely provide the Company with products, services or systems that meet Year 2000 requirements, the Company's business, financial condition or results of operations could be adversely affected. Known or unknown errors or defects that affect the operation of the Company's products, services or systems could result in delay or loss of revenue, interruption of network services, cancellation of customer contracts, diversion of development or network expansion resources, damage to the Company's reputation, and litigation costs.

The Company believes that the worst case scenario related to its services and systems due to Year 2000 complications would be the failure of its entire network. This would result in users being unable to connect to the Internet using the Company's network until such failure was remedied. As a result of such failure the Company's revenues would be materially adversely affected and its customers may terminate agreements to use the Company's Internet access services or otherwise not utilize such services.

The Company does not have a contingency plan in the event its systems fail due to Year 2000 related problems. The Company cannot assure you that these or other factors relating to Year 2000 compliance issues will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is the preservation of principal and liquidity while at the same time maximizing the income we receive from our investments without significantly increasing risk. The Company currently invests in U.S. Treasury bills and repurchase agreements that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating purposes. As such, we consider our exposure to market risk to be minimal.

PART II  - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Not Applicable

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Changes in Securities

On May 25 1999, in connection with the Company's reorganization from a limited liability company to a corporation, the Company issued an aggregate of 8,087,880 unregistered shares of its common stock to holders of membership units of ZipLink, LLC in exchange for membership units of ZipLink, LLC. In connection with the Company's conversion to corporate form, the Company also granted options and warrants to purchase an aggregate of 364,470 shares and 58,521 shares of its common stock, respectively, in exchange for options and warrants to purchase membership units of ZipLink, LLC. The Company also issued 104,977 unregistered shares of its common stock to certain members of ZipLink, LLC in exchange for additional capital contributions made by such members to ZipLink, LLC. The foregoing issuances and grants were made in reliance upon the exemption from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act").

On June 1, 1999, concurrent with the closing of the Company's IPO, the Company issued 216,964 unregistered shares of its common stock to Williams Communications, Inc. at an effective price of $12.44 per share pursuant to an agreement. As part of this agreement, the Company has contractually committed to purchase $5.4 million of telecommunications services from Williams over 42 months of which 50% or $2.7 million was paid for through the issuance of these 216,964 unregistered shares of common stock and the remaining 50% will be paid in cash as services are provided. The foregoing sale was made in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act for transactions not involving a public offering.

On June 1, 1999, concurrent with the closing of the Company's IPO, the Company issued to Nortel Networks (i) 450,000 unregistered shares of common stock upon the conversion of a $2.5 million convertible debenture at a conversion price of $5.56 per share, and (ii) 357,143 unregistered shares of common stock upon conversion of a $5.0 million convertible debenture at a conversion price of $14.00 per share. The foregoing sale was made in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act for transactions not involving a public offering.

On May 26, 1999 the Company granted options to purchase an aggregate of 406,300 shares of common stock under the Company's 1999 Stock Option Plan to certain of its directors and employees at a weighted average exercise price of $13.79 per share. The foregoing grants were made in reliance upon the exemption from registration pursuant to Rule 701 of the Securities Act.

(d) Application of Proceeds from Initial Public Offering

The Company's registration statement on Form S-1 (Reg. No. 333-74273) under the Securities Act for its IPO became effective on May 25, 1999. The offering commenced on May 26, 1999 and terminated when all of the shares were sold on June 1, 1999. The managing underwriters of this offering were Jefferies & Company, Inc. and FAC/Equities. 3,500,000 shares of common stock were sold by the Company in the offering at a price of $14.00 per share, for an aggregate-offering price of $49,000,000. The Company had registered a maximum aggregate-offering price of $56,350,000. The amount of offering expenses were $4,832,000, including an underwriting discount of $3,430,000 and other offering expenses of $1,402,000, resulting in net proceeds to the Company of $44,168,000. As of June 30, 1999, the net proceeds to the Company have been applied as follows: (i) $20.0 million for repayment of outstanding indebtedness under the Company's line of credit, (ii) approximately $23.4 million in temporary investments in the form of U.S. Treasury bills and repurchase agreements, and
(iii) approximately $0.8 million for working capital. None of the Company's net proceeds of the offering were paid directly or indirectly to any director or officer of the Company or their associates, persons owning 10% or more of any class of securities of the Company, or an affiliate of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         27. Financial data schedule

     (b) Reports on Form 8-K:

         There were no reports on Form 8-K filed for the three months ended June 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date:  August 13, 1999


                                ZIPLINK, INC.

                                By:   /s/ GARY P. STRICKLAND
                                      ------------------------------------
                                Gary P. Strickland
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer and Authorized Signatory)