Form 10-Q
period 1999-09-30
ZIPLINK INC
filed 1999-11-12
CIK 1081393

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

       For the quarterly period ended September 30, 1999

                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ............. to ...................

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes[X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     CLASS                                   OUTSTANDING AT NOVEMBER 5, 1999
Common Stock, par value $.001 per share      12,737,361 shares


                                  ZIPLINK, INC.
                                    FORM 10-Q
                                      INDEX

                                                                               PAGE
                                                                              NUMBER
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
                  Balance Sheets at September 30, 1999 (Unaudited)
                  and December 31, 1998                                           3

                  Statements of Operations for the Three Months
                  Ended September 30, 1999 and 1998 and the Nine Months
                  Ended September 30, 1999 and 1998 (Unaudited)                   4

                  Statements of Cash Flows for the Nine Months
                  Ended September 30, 1999 and 1998 (Unaudited)                   5

                  Notes to Financial Statements (Unaudited)                       6

ITEM 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                           9

ITEM 3.       Quantitative and Qualitative Disclosure about Market Risk          14

PART II.      OTHER INFORMATION

ITEM 1.       Legal Proceedings                                                  14

ITEM 2.       Changes in Securities and Use of Proceeds                          15

ITEM 3.       Defaults Upon Senior Securities                                    15

ITEM 4.       Submission of Matters to a Vote of Security Holders                15

ITEM 5.       Other Information                                                  15

ITEM 6.       Exhibits and Reports on Form 8-K                                   15

SIGNATURE                                                                        16

EXHIBIT INDEX                                                                    17


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  ZIPLINK, INC.
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Caption
                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                          1999              1998
                                                                         -----              ----
                                                                      (UNAUDITED)
  ASSETS
  Current Assets:
     Cash and cash equivalents...............................        $21,617                  $512
       Accounts receivable, net..............................          1,287                   679
     Prepaid expenses and other current assets...............          1,379                    71
                                                                     ----------          ------------
          Total current assets...............................         24,283                 1,262
                                                                     ----------          ------------
  Property and equipment, net................................          8,217                 9,803
  Other assets...............................................          1,841                   109
                                                                     ----------          ------------
          Total assets.......................................        $34,341               $11,174
                                                                     ==========          ============

  LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY (DEFICIT)
     Current Liabilities:
       Current portion of convertible debentures.............         $    -                 $ 500
     Current portion of capital lease obligation.............            459                   465
     Accounts payable........................................          1,672                 1,077
     Accrued expenses........................................            942                 1,686
     Deferred revenue........................................             97                   120
     Amounts due to affiliates, net..........................              -                   476
                                                                     ----------          ------------
          Total current liabilities..........................          3,170                 4,324
  Note payable to a bank.....................................              -                17,600
  Convertible debentures, less current portion...............              -                 7,000
  Capital lease obligation, less current portion.............              -                   339
                                                                     ----------          ------------
          Total liabilities..................................          3,170                29,263
                                                                     ----------          ------------

  Stockholders'/Members' Equity (Deficit):
  Common stock, $.001 par value, 50,000 shares authorized,
     12,717 shares issued and outstanding at
     September 30, 1999......................................             13                     -
  Additional paid-in capital.................................         60,558                     -
  Accumulated deficit/members' deficit.......................        (29,322)              (18,089)
  Deferred compensation                                                  (78)                    -
                                                                     ----------          ------------
  Total stockholders'/members' equity (deficit)..............         31,171               (18,089)
                                                                     ----------          ------------
          Total liabilities and stockholders'/members' equity
             (deficit).......................................       $ 34,341               $11,174
                                                                     ==========          ============

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                               THESE FINANCIAL STATEMENTS.

                                  ZIPLINK, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

Caption
                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                          --------------------------------      ----------------------------------

                                                     1999           1998              1999               1998
                                                     ----           ----              ----               ----
Revenues................................           $ 3,403          $ 1,767        $  9,196            $  5,050
                                                  -----------    ------------     --------------      -------------
Costs and Expenses:
   Cost of revenues.....................             2,615            1,676           6,323               4,581
   Selling, general and administrative..             2,250            1,356           5,165               3,925
   Depreciation and amortization........             1,003              677           2,781               1,710
                                                  -----------    ------------     --------------      -------------
        Total costs and expenses........             5,868            3,709          14,269              10,216
                                                  -----------    ------------     --------------      -------------
        Loss from operations............            (2,465)          (1,942)         (5,073)             (5,166)
                                                  -----------    ------------     --------------      -------------
Other Income (Expenses):
   Interest expense.....................               (18)            (383)           (622)               (955)
   Interest income......................               290                8             395                  32
   Other income (expense) ..............                 -             (144)            (38)               (144)
                                                  -----------     ------------    --------------      -------------
                                                       272             (519)           (265)             (1,067)
                                                  -----------    ------------     --------------      -------------
        Net loss........................          $ (2,193)       $  (2,461)      $  (5,338)          $  (6,233)
                                                  ===========    ============     ==============      =============

Net Loss per Unit (Note 5):
   Net Loss per unit -
         Basic and diluted..............          $      -       $    (0.25)      $       -           $   (0.63)
                                                  ===========    ============     ==============      =============
   Weighted average units -
         Basic and diluted .............                 -            9,899               -               9,899
                                                  ===========    ============     ==============      ===============
Net Loss per Share (Note 5):
   Net Loss per share -
         Basic and diluted..............          $  (0.17)      $         -      $   (0.52)          $      -
                                                  ===========    ============     ==============      ===============
   Weighted average shares -
         Basic and diluted..............            12,717                 -         10,297                   -
                                                  ===========    ============     ==============      ===============


           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                         FINANCIAL STATEMENTS

                                  ZIPLINK, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                 -------------------------

                                                                     1999           1998
                                                                     ----           ----
Cash Flows from Operating Activities:
   Net loss.............................................             $(5,338)     $ (6,233)
   Adjustments to reconcile net loss to net cash used
      in operating activities
      Depreciation and amortization.....................                2,781        1,710
      Loss on disposal of property and equipment........                   38          144
      Compensation expense associated with the granting
        of options and warrants.........................                   50           97
      Changes in assets and liabilities
        Accounts receivable, net........................                 (608)        (473)
        Prepaid expenses and other current assets.......                 (358)         (35)
        Accounts payable................................                  595       (3,788)
        Accrued expenses................................                 (564)         710
        Deferred revenue................................                  (23)        (109)
        Due to affiliates...............................                 (476)           -
                                                                 -------------   -----------
           Net cash used in operating activities........               (3,903)      (7,977)
                                                                 -------------   -----------
Cash Flows from Investing Activities:
   Purchases of property and equipment..................               (1,233)      (1,248)
   Decrease (Increase) in other assets..................                   18           (8)
                                                                 -------------   -----------
           Net cash used in investing activities........               (1,215)      (1,256)
                                                                 -------------   -----------
Cash Flows from Financing Activities:
   Net proceeds from sale of common stock...............               44,168            -
   Proceeds from convertible debentures.................                    -        7,500
   Proceeds from borrowings under notes payable.........                2,400        1,100
   Payments made on notes payable to a bank.............              (20,000)           -
   Payments of principal made on capital lease
      obligation........................................                 (345)        (301)
                                                                 -------------   -----------
           Net cash provided by financing activities....               26,223        8,299
                                                                 -------------   -----------
Net Increase (Decrease) in Cash and Cash Equivalents....               21,105         (934)
Cash and Cash Equivalents, beginning of period.......                     512        1,081
                                                                 -------------   -----------
Cash and Cash Equivalents, end of period.............            $     21,617    $     147
                                                                 =============   ===========
Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest...............................         $        773    $     754
                                                                 =============   ===========
Supplemental Disclosure of Non-Cash Financing and
Investing Activities:
   Forgiveness of accrued compensation by
     Capital Member                                              $        180    $       -
                                                                 =============   ===========
   Conversion of debentures to common stock.............         $      7,500    $       -
                                                                 =============   ===========
   Issuance of common stock for telecommunications
      services..........................................         $      2,700    $       -
                                                                 =============   ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                  THESE FINANCIAL STATEMENTS.

                                  ZIPLINK, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  THE COMPANY AND BASIS OF PRESENTATION

THE COMPANY - ZipLink, Inc., a Delaware corporation (the "Company" or "ZipLink"), was formed as a wholly-owned subsidiary of ZipLink, LLC on March 9, 1999. ZipLink, LLC was organized as a Connecticut limited liability company on November 21, 1995 and reorganized as a Delaware LLC on March 9, 1999. On May 25, 1999, ZipLink, LLC was reorganized from a limited liability company to a corporation. In connection with this reorganization, all of the membership units in ZipLink, LLC were transferred to and merged with and into the Company, as a result of which, all of the assets and liabilities of ZipLink, LLC were transferred to the Company. As these entities are under common control, the merger transaction was accounted for as a reorganization of entities under common control similar to a pooling of interest.

BASIS OF PRESENTATION - The Company has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, in the Company's Prospectus dated May 26, 1999 (the "Prospectus"), filed as part of a Registration Statement on Form S-1, as amended (Reg. No. 333-74273). In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments which are necessary to present fairly its financial position as of September 30, 1999 and the results of its operations and cash flows for the three and nine month periods ended September 30, 1999 and 1998, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain prior year account balances have been reclassified to be consistent with the current year's presentation.

2.  INITIAL PUBLIC OFFERING

On June 1, 1999, the Company completed its initial public offering ("IPO") of 3,500,000 shares of common stock at $14.00 per share. Total proceeds to the Company were approximately $44.2 million, net of offering costs of approximately $4.8 million. Concurrent with the closing of the IPO, $7.5 million of convertible debentures were converted into 807,143 shares of common stock. The Company utilized $20.0 million of the net proceeds from the offering to repay outstanding indebtedness under its line of credit with Fleet Bank. This facility was terminated after the closing of the IPO.

3.  SIGNIFICANT CUSTOMER

WebTV Networks, Inc., a wholly-owned subsidiary of Microsoft Corporation, represented approximately 62%, 68%, 72% and 65% of the Company's revenues during the three and nine month periods ended September 30, 1999 and 1998, respectively; and 55% and 85% of the Company's accounts receivable at September 30, 1999 and December 31, 1998, respectively.

4.  NET LOSS PER SHARE AND NET LOSS PER UNIT

The Company has adopted SFAS No. 128, Earnings Per Share. Basic net loss per common share/unit is computed using the weighted average number of shares of common stock/units outstanding during the period. Diluted net loss per common share/unit is the same as basic net loss per common share/unit since the effects of the Company's potential common stock/unit equivalents are antidilutive. Antidilutive securities, which consist of options, warrants and convertible debentures that are not included in diluted net loss per share/unit were 780,112 shares for the three and nine month periods ended September 30, 1999 and 404,989 units for the three and nine month periods ended September 30, 1998.

The following tables present information necessary to calculate net loss per share/unit:

                                                             Three Months Ended
                                                             September 30, 1999
                                            ------------------------------------------------------
                                               Earnings               Shares        Per Share
                                            (Numerator)        (Denominator)        Amount
                                            ---------------    -----------------    --------------

Basic net loss per share:
Loss available to common stockholders       $  (2,193)           12,717              $  (0.17)
                                                                                     ==============
Effect of dilutive securities:
  Stock options/warrants                            -                 -
                                            ---------------    -------------
Diluted net loss per share                  $  (2,193)           12,717              $  (0.17)
                                            ===============    =============         ==============

                                                              Nine Months Ended
                                                             September 30, 1999
                                            ------------------------------------------------------
                                             Earnings             Shares        Per Share
                                            (Numerator)        (Denominator)      Amount
                                            ---------------    ----------------- -- --------------
Basic net loss per share:
Loss available to common stockholders           $ (5,338)                10,297          $ (0.52)
                                                                                    ==============
Effect of dilutive securities:
  Stock options/warrants                               -                      -
                                            ---------------    -----------------
Diluted net loss per share                      $ (5,338)                10,297          $ (0.52)
                                            ===============    =================    ==============

                                                             Three Months Ended
                                                             September 30, 1998
                                            ------------------------------------------------------
                                               Earnings               Unit          Per Unit
                                            (Numerator)        (Denominator)        Amount
                                            ---------------    ----------------- -- --------------
Basic net loss per unit:
Loss available to unit members                  $ (2,461)                 9,899          $ (0.25)
                                                                                    ==============
Effect of dilutive securities:
  Unit options/warrants                                -                      -
  Convertible debentures                               -                      -
                                            ---------------    -----------------
Diluted net loss per unit                       $ (2,461)                 9,899          $ (0.25)
                                            ===============    =================    ==============

                                                              Nine Months Ended
                                                             September 30, 1998
                                            ------------------------------------------------------
                                               Earnings               Unit          Per Unit
                                            (Numerator)        (Denominator)        Amount
                                            ---------------    ----------------- -- --------------
Basic net loss per unit:
Loss available to unit members                  $ (6,233)                 9,899          $ (0.63)
                                                                                    ==============
Effect of dilutive securities:
  Unit options/warrants                                -                      -
  Convertible debentures
                                            ---------------    -----------------
Diluted net loss per unit                       $ (6,233)                 9,899          $ (0.63)
                                            ===============    =================    ==============

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

OVERVIEW

ZipLink, Inc. is a national provider of wholesale Internet access services to developers and vendors of Internet appliances and local, regional and national Internet service providers.

The Company derives a significant portion of its revenues from the provision of wholesale Internet access services for Internet appliances, including Internet connectivity, subscriber authentication, e-mail filtering and forwarding and other specially developed services. One customer, WebTV Networks, Inc. ("WebTV"), accounts for most of the Company's revenues from Internet appliance services. In October, 1999, the Company and WebTV extended the current contract through December 31, 2002. The Company also provides wholesale national dial-up Internet access and enhanced services, including digital subscriber line service where available, under the brand name ZipDial, to Internet service providers. The Company's services enable Internet service providers to quickly and inexpensively expand their existing geographic coverage and offer national dial-up Internet access, without investing in costly infrastructure. Some of the Company's customers in the ZipDial program offer free Internet access to their subscribers or PC's bundled with Internet connectivity.

Revenues for wholesale Internet access services provided to Internet appliance and ZipDial customers are recognized monthly as services are provided. In most cases, the Company receives a fixed price per subscriber per month when a subscriber uses ZipLink for connectivity. The Company also receives a usage based fee from ZipDial customers providing free Internet access to their subscribers and from a portion of WebTV subscribers. In addition, the Company may receive fees associated with start-up software development costs and network access availability.

The Company also derives revenues from the provision of direct Internet access under the ZipLink name to a limited number of retail users and continues to devote minimal resources to marketing in this area. Revenues from these users are derived from service subscriptions and are recognized monthly.

Since inception, the Company has incurred net losses and experienced negative cash flow from operations. The Company's cumulative net loss as of September 30, 1999 was $29.3 million. The

 Company expects to continue to operate at a net loss and experience negative cash flow for the foreseeable future given the level of planned operating activities and capital expenditures. The Company's ability to achieve profitability and positive cash flow from operations is dependent upon its ability to substantially grow its revenue base through expansion of its ZipDial program and an increase in sales of access services for Internet appliances, and its ability to expand the network and achieve operating efficiencies. The Company plans to make significant capital expenditures to expand its network and to increase its operating expenses based in large part on its estimate of potential future revenues. If the Company's future revenues fall short of its estimates or if its operating expenses exceed its expectations, then the Company may never obtain or sustain profitability.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of revenues for the three months and nine months ending September 30, 1999 and 1998:

                                                 Three Months Ended                   Nine Months Ended
                                                    September 30                        September 30
                                            -----------------------------        ----------------------------

                                               1999              1998               1999             1998
                                            -----------       -----------        -----------      -----------
Revenues                                      100.0%            100.0%             100.0%            100.0%
Cost of revenues                               76.8              94.9               68.8              90.7
Selling, general and administrative            66.1              76.7               56.2              77.7
Depreciation and amortization                  29.5              38.3               30.2              33.9
                                            -----------       -----------        -----------      -----------
Loss from operations                          (72.4)           (109.9)             (55.1)           (102.3)
Other income (expense), net                     8.0             (29.4)              (2.9)            (21.1)
                                            -----------       -----------        -----------      -----------
Net loss                                      (64.4)%          (139.3)%            (58.0)%          (123.4)%
                                            ===========       ===========        ===========      ===========

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES. Revenues increased 92.6% to $3.4 million for the three months ended September 30, 1999 from $1.8 million for the three months ended September 30, 1998, an increase of $1.6 million. This increase was due to an increase in revenues from WebTV from $1.2 million to $2.1 million, an increase in ZipDial and other program revenues, including revenues from free Internet access providers and direct retail users, from $568,000 to $1.1 million, and $200,000 of revenues from development fees.

COST OF REVENUES. Cost of revenues consists primarily of telecommunications costs and collocation costs for super points of presence. Cost of revenues increased 56.0% to $2.6 million for the three months ended September 30, 1999 from $1.7 million for the three months ended September 30, 1998. Substantially all of this increase was due to an increase in telecommunications costs reflecting the expansion of our network infrastructure and, to a lesser extent, higher maintenance expenses and costs related to development revenues.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of salaries, professional services, marketing and promotional materials to expand the Company's revenue base and other costs related to sales, finance and administrative functions. Selling, general and administrative expenses increased 65.9% to $2.3 million for the three months ended September 30, 1999 from $1.4 million for the three months ended September 30, 1998. This increase was primarily due to salaries and administrative expenses associated with the growth in the ZipDial program and new marketing and advertising programs, partially offset by a reduction in professional services.

DEPRECIATION AND AMORTIZATION. Depreciation expense increased 48.2% to $1.0 million for the three months ended September 30, 1999 from $0.7 million for the three months ended September 30, 1998. Substantially all of this increase resulted from the effect of additional capital assets purchased and placed in service during 1998 and, to a lesser extent, additional capital assets purchased and placed in service during 1999.

INTEREST EXPENSE. Interest expense decreased to $18,000 for the three months ended September 30, 1999 from $383,000 for the three months ended September 30, 1998. Substantially all of this decrease was due to the repayment of $20.0 million of indebtedness outstanding under the Company's line of credit in June 1999, and reduction of interest expense due to the conversion of convertible debentures to common stock concurrent with the closing of the Company's IPO.

INTEREST INCOME. Interest income increased to $290,000 for the three months ended September 30, 1999 from $8,000 for the three months ended September 30, 1998. Substantially all of this increase was due to the investment of the net proceeds to the Company from the IPO in the form of commercial paper and repurchase agreements.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES. Revenues increased 82.1% to $9.2 million for the nine months ended September 30, 1999 from $5.1 million for the nine months ended September 30, 1998, an increase of $4.1 million. This increase was due to an increase in revenues from WebTV from $3.3 million to $6.6 million, an increase in ZipDial and other program revenues, including revenues from free Internet access providers and direct retail users, from $1.8 million to $2.4 million, and $200,000 of revenues from development fees.

COST OF REVENUES. Cost of revenues increased 38.0% to $6.3 million for the nine months ended September 30, 1999 from $4.6 million for the nine months ended September 30, 1998. This increase was primarily due to an increase in telecommunications costs and, to a lesser extent, an increase in collocation costs, higher maintenance expenses and costs related to development revenues.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 31.6% to $5.2 million for the nine months ended September 30, 1999 from $3.9 million for the nine months ended September 30, 1998. This increase was primarily due to salaries and administrative expenses associated with the growth in the ZipDial program and new marketing and advertising programs, partially offset by a reduction in professional services.

DEPRECIATION AND AMORTIZATION. Depreciation expense increased 62.6% to $2.8 million for the nine months ended September 30, 1999 from $1.7 million for the nine months ended September 30, 1998. Substantially all of this increase resulted from the effect of additional capital assets purchased and placed in service during 1998 and, to a lesser extent, additional capital assets purchased and placed in service during 1999.

INTEREST EXPENSE. Interest expense decreased to $622,000 for the nine months ended September 30, 1999 from $955,000 for the nine months ended September 30, 1998. Substantially all of this decrease was due to the repayment of $20.0 million of indebtedness outstanding under the Company's line of credit in June 1999, and reduction of interest expense due to the conversion of convertible debentures to common stock concurrent with the closing of the Company's IPO.

 INTEREST INCOME. Interest income increased to $395,000 for the nine months ended September 30, 1999 from $32,000 for the nine months ended September 30, 1998. Substantially all of this increase was due to the investment of the net proceeds to the Company from the IPO in the form of commercial paper and repurchase agreements.

LIQUIDITY AND CAPITAL RESOURCES

Working capital (deficit) was $21.1 million and $(3.0) million at September 30, 1999 and December 31, 1998, respectively. The Company had cash and cash equivalents totaling $21.6 million and $512,000 at September 30, 1999 and December 31, 1998, respectively. The Company currently invests in commercial paper and repurchase agreements backed by U.S. Treasury securities that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating purposes.

Net cash used in operating activities was $3.9 million and $8.0 million for the nine months ended September 30, 1999 and 1998, respectively. Net cash used in operating activities for the nine months ended September 30, 1999 was primarily attributable to the Company's net loss, increase in accounts receivable, decreases in accrued expenses and decreases in amounts due to affiliates, partially offset by depreciation and amortization and increases in accounts payable. Net cash used in operating activities for the nine months ended September 30, 1998 was primarily attributable to the Company's net loss and decrease in accounts payable, partially offset by depreciation and amortization and an increase in accrued expenses.

Net cash used in investing activities was $1.2 million and $1.3 million for the nine months ended September 30, 1999 and 1998, respectively. Principal investments were for capital expenditures, which amounted to $1.2 million for each of the nine months ended September 30, 1999 and 1998.

Net cash provided by financing activities was $26.2 million and $8.3 million for the nine months ended September 30, 1999 and 1998, respectively. Net cash provided by financing activities for the nine months ended September 30, 1999 include $44.2 million in proceeds received in June 1999 from the IPO of 3,500,000 shares of common stock at $14.00 per share, net of underwriting discount and other offering expenses. In addition, concurrent with the closing of the IPO, $7.5 million of convertible debentures were converted into 807,143 shares of common stock. The Company utilized $20.0 million of the net proceeds from this offering to repay outstanding indebtedness under its line of credit with Fleet Bank. This facility was terminated after the closing of the IPO. Net cash provided by financing activities for the nine months ended September 30, 1998 include $7.5 million of proceeds received from convertible debentures issued to Nortel Networks to facilitate the Company's network build-out and upgrade its network infrastructure.

The Company is currently seeking to obtain one or more debt financings aggregating between $5.0 million and $15.0 million to be used for capital expenditures, working capital and other general corporate purposes. Capital expenditures in 1999 are expected to be approximately $8.0 million primarily for the expansion of the Company's network infrastructure and an increase in the Company's area of service coverage. Subject to its capital resources, the Company currently expects that its capital expenditures will be substantially higher in future periods in connection with the expansion of its network capacity and the increase in its area of service coverage.

The Company believes that funds provided by operations and its existing cash and cash equivalent balances will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months. The Company anticipates that it will need to raise significant additional capital for the period after the next 12 months through public or private debt or equity financings or other sources in order to execute its business plan. There can be no assurance that the Company would be able to obtain such financing on reasonable terms, if at all.

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

The Company relies on its computer systems for authentication of our wholesale customers onto its network, e-mail and web services, billing and customer support activities and network monitoring. The Company is currently in the process of reviewing its products and services, as well as its internal management information systems and non-information technology systems in order to identify and modify those products, services and systems that are not Year 2000 compliant. A member of the senior management team has been identified to lead the Year 2000 Compliance Project and the Company has retained a national consulting firm to assess the Company's Year 2000 Compliance Project. In addition, the Company has contacted each of its suppliers and significant customers to ascertain their Year 2000 status.

The Company defines the term "Year 2000 Compliance" to mean the assurance that its customers will not be negatively impacted, nor will there be any disruption in service, by dates prior to, during, or after the year 2000. Phase I of this project involves doing a full inventory of all equipment, computer hardware, and software. Based upon this inventory, all equipment, computer hardware, and software components have or will be tested for Year 2000 Compliance. Phase II of this project involves evaluation of the results of these tests. Any equipment, computer hardware, or software component that is found to be non-compliant will then be upgraded, rewritten, or replaced as required to achieve compliance. The Company has nearly completed its testing and has replaced or corrected some non-compliant equipment and software.

As of September 30, 1999, the Company had spent approximately $80,000 correcting incidents of noncompliance, exclusive of internal costs. The Company anticipates that the additional direct costs associated with its Year 2000 Compliance Project will not exceed $150,000, however, the Company cannot assure you that its actual costs of achieving compliance will not exceed this amount. While the Company expects to be Year 2000 compliant during the fourth quarter of 1999, it cannot assure you that it will be able to timely and successfully modify its services and systems to comply with Year 2000 requirements. Nor can the Company assure that equipment received from suppliers will comply or that any of its suppliers, peering or transit partners, such as MCI Worldcom, Nortel Networks or Williams Communications, will be Year 2000 compliant in a timely manner or that there will not be problems with technology working together. Furthermore, despite testing performed by the Company and its suppliers and partners, the Company's products, services and systems may contain undetected errors or defects associated with Year 2000 related functions. In the event any material errors or defects are not detected and fixed, or if third parties cannot timely provide the Company with products, services or systems that meet Year 2000 requirements, the Company's business, financial condition or results of operations could be adversely affected. Known or unknown errors or defects that affect the operation of the Company's products, services or systems could result in delay or loss of revenue, interruption of network services, cancellation of customer contracts, diversion of development or network expansion resources, damage to the Company's reputation and litigation costs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of the Company's investment activities is the preservation of principal and liquidity while at the same time maximizing the income it receives from investments without significantly increasing risk. The Company currently invests in commercial paper and repurchase agreements backed by U.S. Treasury securities that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating purposes. As such, the Company considers its exposure to market risk to be minimal.

PART II  - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) - (c) Changes in Securities

None

(d) Application of Proceeds from Initial Public Offering

On June 1, 1999, the Company completed the initial public offering of 3,500,000 shares of its common stock. Net proceeds to the Company from the initial public offering were approximately $44.2 million. From May 26, 1999, the effective date of the initial public offering registration statement, to September 30, 1999, the net proceeds to the Company have been applied as follows: (i) $20.0 million for repayment of outstanding indebtedness under the Company's line of credit, (ii) approximately $21.6 million in temporary investments in the form of commercial paper and repurchase agreements backed by U.S. Treasury securities, (iii) approximately $644,000 for capital expenditures, and (iv) approximately $2.0 million for working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

              10.+ Amendment No. 4 entered into as of October 1, 1999 to ZipLink- WebTV Network Services Agreement made and entered into on October 23, 1996 between ZipLink, LLC and WebTV Networks, Inc., as amended by Amendment No. 1 thereto effective as of May 13, 1997, Amendment No. 2 thereto effective as of February 1, 1998 and Amendment No. 3 thereto effective as of March 9, 1999.

              27.       Financial data schedule

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed for the three months ended September 30, 1999.
         -----------------

         + Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 1999


                              ZIPLINK, INC.

                              By: /s/ Gary P. Strickland
                                ------------------------
                                Gary P. Strickland
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer
                                and Authorized Signatory)

                                  EXHIBIT INDEX

                                                                                           PAGE
                                                                                          NUMBER
Exhibit 10.+  Amendment No. 4 entered into as of October 1, 1999 to ZipLink-WebTV           18
              Network Services Agreement made and entered into on October 23, 1996 between ZipLink, LLC and WebTV Networks, Inc., as amended by
              Amendment No. 1 thereto effective as of May 13, 1997, Amendment No. 2 thereto effective as of February 1, 1998 and Amendment No. 3 thereto effective as of March 9, 1999.


Exhibit 27.   Financial data schedule                                                       22



              --------------

              + Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.