Form 10-K
period 1999-12-31
ZIPLINK INC
filed 2000-03-31
CIK 1081393

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM________________ TO ________________

                        COMMISSION FILE NUMBER 000-26147

                                 ZIPLINK, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      04-3457219
       (State or other Jurisdiction of             (I.R.S. Employer Identification No.)
       Incorporation or Organization)

           900 CHELMSFORD STREET,                                  01851
            TOWER 1, FIFTH FLOOR                                (Zip Code)
            LOWELL, MASSACHUSETTS
  (Address of Principal Executive Offices)

      Registrant's telephone number, including area code): (978) 551-8100
        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK $0.001 PAR VALUE
                                (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock (Common Stock, $.001 par value) held by non-affiliates of the registrant as of March 23, 2000 was $56,109,190 (based on the closing sales price of the Common Stock as quoted by the Nasdaq National Market on such date).

    The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of March 23, 2000 was 12,939,987.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on May 3, 2000, are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 ZIPLINK, INC.
                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART I

Item 1.   Business....................................................      3
Item 2.   Properties..................................................     23
Item 3.   Legal Proceedings...........................................     23
Item 4.   Submission of Matters to a Vote of Security Holders.........     24

PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     26
Item 6.   Selected Financial Data.....................................     26
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     27
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................     32
Item 8.   Financial Statements and Supplementary Data.................     32
Item 9.   Disagreements on Accounting and Financial Disclosure........     58

PART III

Item 10.  Directors and Executive Officers of Registrant..............     58
Item 11.  Executive Compensation......................................     63
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     63
Item 13.  Certain Relationships and Related Transactions..............     63

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K....................................................     63

SIGNATURES............................................................     64

    STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K CONCERNING ZIPLINK'S BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE; ANTICIPATED PROFITABILITY, REVENUES, EXPENSES OR OTHER FINANCIAL ITEMS, INTRODUCTIONS AND GROWTH IN NETWORK OR SERVICE OFFERINGS; AND STRATEGIES, PLANS AND OBJECTIVES, TOGETHER WITH OTHER STATEMENTS THAT ARE NOT HISTORICAL FACTS, ARE FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. ALL OF THESE FORWARD LOOKING STATEMENTS ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVED A NUMBER OF RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS ANNUAL REPORT ON
FORM 10-K, PARTICULARLY IN THE SECTIONS ENTITLED "ITEM 1--BUSINESS--RISK FACTORS" AND "ITEM--7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." ZIPLINK DOES NOT UNDERTAKE ANY OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR UNCERTAINTIES AFTER THE DATE HEREOF OR REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                                     PART I

ITEM 1. BUSINESS

    ZipLink is a provider of wholesale Internet connectivity services in the United States and Canada to Internet service providers and developers and vendors of Internet appliances.

    ZipLink provides wholesale Internet access services under the name ZipDial to Internet service providers, or ISPs, in the United States and Canada which, in turn, offer Internet access to their subscribers using ZipLink's network infrastructure. These ISPs consist of traditional local, regional, and national providers that generally collect a monthly fee from their subscribers in addition to emerging model providers, such as free access providers and PC manufacturers and distributors. ZipLink also offers a range of Internet connectivity services for Internet appliances, including Internet access and subscriber authentication.

    In January 2000, the Company acquired the assets of Interhop Network Services, Inc. of Toronto, Ontario, an ISP providing Internet connectivity services throughout Canada.

INDUSTRY OVERVIEW

    The emergence of the Internet and the widespread adoption of Internet protocol as a data transmission standard in the 1990s, combined with the deregulation of the telecommunications industry and advances in telecommunications technology have significantly increased the attractiveness of providing data communication applications and services over the Internet. At the same time, growth in client/server computing, multimedia personal computers and online computing services and the proliferation of networking technologies have resulted in a large and growing number of people who are accustomed to using networked computers for a variety of purposes, including e-mail, electronic file transfers, online computing and electronic financial transactions. The convergence of these trends has significantly accelerated the already rapid expansion of Internet usage. According to International Data Corporation, or IDC, Internet services market revenues in the United States grew 67% in 1999 to more than $17 billion.

    The rapid development and growth of the Internet has resulted in a highly fragmented industry of over 7,000 local, regional and national ISPs in the United States. These companies provide Internet access to their subscribers either by developing a proprietary network infrastructure or by purchasing Internet access from a wholesale provider such as ZipLink, or through a combination of both. By outsourcing their network connectivity to ZipLink, we believe ISPs can offer their subscribers a far wider array of access options than their resources would otherwise permit without the need to invest in costly infrastructure.

    Recently, there has been a significant increase in the number of providers offering free or subsidized Internet access. These providers rely on advertising or e-commerce revenues to offset their Internet access and other operating costs. These providers are not generally constructing their own infrastructure networks but instead are relying on companies such as ZipLink to provide the network.

    We believe that as Internet usage grows, it will expand rapidly beyond today's paradigm of PC-based web browsing and e-mail. We believe that the ubiquitous nature and relatively low cost of the Internet, together with rapid advances in software, hardware and computer chip technology is ushering in a new generation of electronic devices--Internet appliances. Internet appliances are electronic devices, other than personal computers, which connect users to the Internet. These comparatively inexpensive consumer and business electronics products will make more focused use of the Internet than personal computers, employing connectivity and network computing to accomplish limited but nonetheless valuable tasks. Internet appliances are expected to come in a wide variety of forms, some of which will resemble familiar consumer electronics products. There are a number of examples of Internet appliances currently in use, including devices known as TV set-top boxes, which enable browsing and e-mail from a television, and simple e-mail only devices which are designed to only receive and send e-mails in a low cost form factor. IDC forecasts the market for consumer information appliances will exceed 89 million units and $17.8 billion by 2004. IDC predicts that US unit shipments of consumer information appliances will outnumber those of consumer PCs by 2002.

OUR BUSINESS STRATEGY

    Our objective is to become the leading wholesale provider of Internet connectivity services for ISPs and developers and vendors of Internet appliances in the United States and Canada. We intend to achieve this goal by implementing the following key strategies:

    - EXPAND AND ENHANCE OUR NETWORK. We intend to continue to expand, enhance and maintain a reliable network infrastructure with high-quality performance.

    - SOLIDIFY ZIPDIAL AS A LEADING WHOLESALE CONNECTIVITY SOLUTION. We intend to capitalize on our network infrastructure and expertise to make our ZipDial service the leading high-quality, cost-effective wholesale access solution for ISPs. ZipDial is designed to allow ISPs to respond to increasing price competition and service demands by quickly expanding their capacity, coverage and product offerings without costly infrastructure investments.

    - BUILD AND STRENGTHEN OUR RELATIONSHIPS WITH EMERGING MODEL COMPANIES. We intend to continue to build and strengthen our relationships with leading and emerging providers of free and subsidized access services. Our current customers in this area include 1stUp.Com, NetZero, Inc. and Spin Media.Com, provider of access to Kmart's Bluelight.Com and NBCi. These providers depend primarily on advertising or e-commerce revenues instead of monthly subscriber fees. We plan to focus resources in expanding our ZipDial customer base in this area as we anticipate that these providers could have a significant impact on our revenue growth in 2000.

    - LEVERAGE KEY INTERNET APPLIANCE RELATIONSHIPS. We actively seek to identify, develop and sustain relationships with key innovators and early marketers of Internet appliances to increase our market visibility. We intend to capitalize on our relationship with WebTV by continuing to expand our network where it is likely to be supported by WebTV traffic and by using this relationship to boost our marketing efforts with developers and vendors of other Internet appliances.

    - OFFER ADDITIONAL SERVICES. We continue to explore additional wholesale products and services to offer our growing customer base. We expect to introduce our DSL services in the second half of 2000 and have initiated wireless trials in our Canadian subsidiary to experiment with alternative methods of delivering the last mile broadband connectivity.

    - ESTABLISH CLOSE RELATIONSHIPS WITH KEY CUSTOMERS AND SUPPLIERS. We seek to establish and sustain close relationships with key customers and suppliers to create and exploit early access to new markets and new technologies.

THE ZIPLINK NETWORK

    As of December 31, 1999 the ZipLink network was comprised of 28 super points of presence, or SuperPoPs, covering approximately 80% of the population of the top 50 metropolitan areas in the United States.

    A SuperPoP is created by using products provided by competitive local exchange carriers which aggregate local telephone calls from a broad geographic area and deliver them to a single network access point. This allows equipment installed at this single network point of presence to cover a larger calling area than would be possible with conventional point of presence configurations, significantly reducing the number of points of presence required to cover a given geographical area and the corresponding investment required to expand the network. The SuperPoP architecture also enhances economies of scale from larger equipment installations, lowers maintenance costs and allows for easier, more efficient capacity upgrades since equipment is located centrally within a given region. We believe the resulting cost savings and efficiencies contribute to our ability to offer ZipDial customers and Internet appliance low-priced Internet connectivity.

    Subscriber traffic is routed using primarily Nortel Networks, Cisco Systems, and Alcatel equipment through the network to the desired Internet location via our network backbone which is currently provided to ZipLink by Williams Communications Group and MCI WorldCom. Our network backbone operates at a speed of 45 megabits per second using Asynchronous Transfer Mode, an information transfer standard that, among other things, allows for a transmission of data, voice, and video. Users connect to the network at a variety of speeds using a range of access methods. Our network is engineered to provide superior quality of service, including high connection success rates, low latency (response time), fast download times and reliability.

    During the year ended December 31, 1999, we increased the number of our SuperPoPs from 18 to 28 SuperPoPs and the number of ports installed from under 10,000 to more than 38,000. Subsequent to the year-end, we increased our network backbone lines from DS-3s to OC-3s.

    The integrity of our network is monitored by on-line software and hardware tools at ZipLink's network operations center located at our call center in Lowell, Massachusetts. Anomalies in the function of the various network elements are displayed on computer screens and the pertinent information sent to text pagers carried by members of the engineering staff. The network operations center is staffed 24 hours per day, 7 days per week, which enable us to mount a rapid response in the event of a telecommunications outage or an equipment failure. All elements of the network, wherever located, can be configured remotely from our network operations center and our SuperPoP equipment is accessible remotely via a modem connection. Each of our SuperPoPs is connected to our network backbone by two independent circuits. This use of back-up, or "redundant" circuits allows for automatic and rapid re-routing of traffic in the event of a problem in either path and provides us with flexibility in routing traffic through the network to optimize efficiency and reduce congestion. Our network operations center is also supported by redundant connections to the network.

SERVICES

    ZipLink provides wholesale Internet connectivity services to local, regional and national ISPs, including free and subsidized access providers, and to developers and vendors of Internet appliances using our network. We also provide Internet service to a limited number of direct subscribers, although we devote minimal resources to this market segment.

    ZIPDIAL WHOLESALE SERVICES FOR ISPS

    We provide an array of wholesale Internet access services under the name ZipDial to ISPs which, in turn, offer Internet access to their subscribers using ZipLink's network. The use of this service is wholly transparent to the subscriber, preserving the Internet service provider's own brand identity as the service provider. The ZipDial program is specifically designed to afford ISPs a high quality, cost-effective means of quickly expanding their existing network capacity, geographic reach and product offerings without investing in a costly network infrastructure. Our ZipDial program was launched in November 1998. As of December 31,1999, we had enrolled 506 ISPs into our ZipDial program.

    ZipLink's current service offerings through its ZipDial program include local dial-up access in any area covered by our network. ZipLink also offers its ZipDial customers a variety of enhanced services through various strategic alliances and partnerships. These services include e-mail, web hosting, authentication, news and customer support options.

    One Internet access service option we offer which we believe will be significant to our ZipDial customers is digital subscriber line, or DSL service. DSL technology allows users to achieve data transmission speeds over ordinary telephone lines up to 7.1 megabits per second (or 125 times greater than the fastest dial-up modem currently available) at a reasonable cost. However, in order to support DSL technology within a given local dialing area, an ISP must generally incur significant up-front costs to acquire the necessary equipment and infrastructure. By outsourcing their Internet access services to ZipLink, ISPs will be able to offer DSL access to their subscribers without incurring these substantial up-front investments. We expect that our ability to offer DSL access as a part of our ZipDial program will be based on the relationships with three significant providers of DSL services: Covad Communications, Inc., Northpoint Communications, Inc. and Rhythms, Inc. Our ability to offer these services is, however, contingent on successfully installing the necessary back office systems. We are in the process of installing these systems and expect to be in a position to actively market these services in the second half of 2000.

    INTERNET APPLIANCE SERVICES

    We believe that we are one of the only national Internet access providers to actively focus on Internet appliances as a distinct market. We believe that the dial-up focus of our network configuration and our understanding of, and experience with, providing Internet connectivity to WebTV and other electronic devices have provided us with a valuable platform for serving this rapidly emerging area of Internet usage. We have developed the network, systems configuration and know-how to provide Internet connectivity, subscriber authentication, and other specially developed services to link a diverse array of electronic devices to the Internet. While our service offerings for Internet appliances are typically tailored to the needs of specific devices, the solutions we offer are generally applicable to a number of categories of appliances. We believe that our ability to provide these services will allow us to offer developers and vendors of Internet appliances an opportunity to reduce their time to market and to avoid the necessity of developing the required network and service capabilities in-house or with other less experienced providers.

    We are a national provider of Internet connectivity to Microsoft's WebTV Network. The WebTV set-top box provides the leading Internet-enabling solution for televisions in the United States. We entered into an agreement with WebTV in October, 1996 to provide dial-up connectivity between WebTV subscribers and WebTV's own Internet access facility over the ZipLink network. We receive a fixed price per subscriber per month if WebTV uses ZipLink as its first choice provider of connectivity for a WebTV subscriber. If we are not designated as the first choice provider by WebTV, we receive an hourly rate to the extent that a WebTV subscriber actually obtains connectivity through our network. WebTV has complete discretion in determining whether we are designated as a first choice provider and, accordingly, controls whether we receive revenue based on fixed or hourly pricing. Revenues from WebTV comprised 69%,68% and 48% of our total revenues in 1999, 1998 and 1997, respectively.

    DIRECT INTERNET ACCESS SERVICES

    ZipLink provides direct Internet access under the ZipLink name to a limited number of retail users. Service offerings in this area include all of the services which are made available to wholesale customers. ZipLink regards the direct provision of Internet access as outside of our core business focus and devotes minimal resources marketing to this segment.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

    We provide technical support services to our ZipDial customers from our call center in Lowell, Massachusetts as a part of the ZipDial program. These services assist our customers in technical aspects of using the ZipDial service. We also provide customer support to our direct subscribers and possess the infrastructure to provide customer or subscriber support to Internet appliance customers and ZipDial customers with limited additional capital expenditures. Additionally, we have agreements with third party suppliers of customer service and technical support and have used those agreements to make support services available to our ZipDial customers.

SALES AND MARKETING

    We market ZipDial through our internal sales force, which was comprised of 14 sales representatives as of December 31, 1999. Our internal sales force operates out of our Lowell offices. This sales force is dedicated to generating leads, executing direct mail and proactive telemarketing campaigns, and handling inquiries prompted by any of our sales channels. Our marketing efforts for the ZipDial program also includes joint marketing, advertising, direct mail campaigns, and attendance at trade shows.

    The market for Internet appliances is at an early stage of development. Accordingly, most of our marketing efforts in this area are targeted toward identifying and establishing relationships with developers and early marketers of Internet appliances and toward raising the visibility and profile of ZipLink as a provider of Internet access services to this market. Our methods for identifying prospective relationships and increasing ZipLink's visibility include attendance, presentations and joint exhibitions with existing customers at trade shows and joint marketing efforts with these customers.

COMPETITION

    We face intense competition. There are no substantial barriers to entry in the market for our services, and we expect that competition will further intensify in the future. We believe that our ability to compete successfully depends upon a number of factors, including:

    - our ability to create and market wholesale Internet access solutions that are attractive to ISPs in terms of price, quality and breadth of service offerings;

    - the capacity, reliability and security of our network infrastructure;

    - market presence and our success at developing relationships with innovators and early marketers of Internet appliances;

    - technical expertise and functionality, performance and quality of services and our ability to anticipate and meet the changing service needs of the marketplace;

    - our ability to establish and maintain successful relationships with key customers and suppliers and to gain early access to new markets and new technologies; and

    - our ability to support industry standards.

    Our competitors may be divided into two groups: those with whom we presently compete and those who may, in the future, compete with us. Our present competitors with respect to the WebTV relationship consist of the other current providers to WebTV: PSINet Inc., UUNet Technologies,Inc.(an MCI WorldCom company), Concentric Network Corporation, and a number of other, smaller ISPs. Our present competitors with respect to ZipDial consist of a variety of companies who are, in some form or another, offering wholesale Internet access services. This group includes ISPs such as GTE Internetworking, Concentric, PSINet, UUNet, Splitrock Services, Inc. and Navinet, a CMGI Company, as well as competitive local or interexchange exchange carriers, such as Intermedia Communications, Inc., ICG Communications, Inc. and Level 3 Communications, Inc. Our potential future competitors include all of our present competitors as well as telecommunications companies, such as Williams, AT&T Corporation, Qwest Communications International, Inc. and other ISPs.

KEY SUPPLIER RELATIONSHIPS

    We intend to identify, establish and maintain close relationships with important customers and suppliers to create and exploit early access to new markets and new technologies. Consistent with this strategy, in 1997 ZipLink entered into a series of agreements with Bay Networks, Inc., now a subsidiary of Northern Telecom Limited, or Nortel Networks, a major manufacturer of telecommunications equipment. As a part of these agreements, Nortel Networks has provided ZipLink with $7.5 million of convertible debt financing and made a $2.5 million equity investment in ZipLink. Concurrently with the closing of ZipLink's initial public offering, the outstanding $7.5 million convertible debt to Nortel Networks was converted into shares of our common stock. Through December 31, 1999, ZipLink had purchased approximately $7.2 million of telecommunications equipment and related services from Nortel Networks to facilitate our network buildout.

    ZipLink also has a relationship with Williams Communications Group, a major telecommunications carrier. As a part of this supplier relationship, ZipLink committed to purchase $5.4 million of network services from Williams through 2002 and pay for these services, in part, by using our common stock. We believe that our relationship with Williams will, among other things, help assure us of access to backbone capacity in the future, an important consideration for ISPs.

PROPRIETARY RIGHTS

    Although we believe our success is more dependent upon our technological expertise then on our proprietary rights, our success and ability to compete is dependent in part on our technology and know how. We rely upon a combination of copyright, trademark and trade secret laws and contractual restrictions to protect our proprietary technology and expertise. It is and has been our policy to require all employees and consultants to execute confidentiality agreements upon commencement of their relationships with ZipLink. These agreements generally provide that confidential information developed or made known during the course of a relationship with us is to be kept confidential and not disclosed except in specific circumstances.

    We have applied for or received certain trademarks for use in the United States. None of our technology is patented by us. We use certain "open source" and "shareware" software in our business, such as Linux and MRTG. We believe that such software is in the public domain and that its use by ZipLink and others is not subject to any charge or licensing fee, although we may, on a voluntary basis, make contributions to developers or, in some cases, incur charges for support materials or services relating to such software.

EMPLOYEES

    As of December 31, 1999, we had 82 full-time and three part-time employees. Our employees are not covered by a collective bargaining agreement. With our acquisition of Interhop Network Services, Inc. following year-end, we added 16 employees. We have never experienced an employment-related work stoppage and consider our employee relations to be good.

MORE ABOUT ZIPLINK

    ZipLink was originally organized in November, 1995 as a Connecticut limited liability company (the "Connecticut LLC") under the name ZipLink, LLC. In March, 1999, in order to facilitate the ultimate conversion to a Delaware corporation, the Connecticut LLC was merged with and into a newly-formed Delaware limited liability company retaining the name ZipLink, LLC. On May 25, 1999, just prior to our initial public offering, ZipLink, LLC was merged with and into ZipLink, Inc., a Delaware corporation. Our executive offices are located at 900 Chelmsford Street, Tower 1, Lowell, Massachusetts 01851 and our telephone number is (978)551-8100. The Company's website is www.ziplink.com

RISK FACTORS

    Please remember to be cautious in reading forward-looking statements.

    Important Factors Regarding Forward-Looking Statements.

    IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K AND IN THE DOCUMENTS WE ARE INCORPORATING BY REFERENCE, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING ZIPLINK AND OUR BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT OR MAY HAVE A SIGNIFICANT IMPACT ON OUR BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION. THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE RISK FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

WE ARE DEPENDENT ON WEBTV

    We have in the past derived, and we expect in the future to continue to derive, a significant portion of our revenues from WebTV. Revenues from WebTV accounted for $2.5 million, or 48%, of our revenues for the year ended
December 31, 1997, $4.8 million, or 68%, of our revenues for the year ended December 31, 1998 and $8.8 million, or 69%, of our revenues for the year ended December 31, 1999. Our revenues from WebTV are dependent on the number of WebTV subscribers who make use of our network for connectivity to WebTV. Our ability to maintain and grow our revenues from WebTV depends upon a variety of factors, many of which are beyond our control. Those factors include the following:

    - WebTV could quickly and significantly reduce the amount of monthly revenues we receive from WebTV. The minimum monthly revenue amount that must be paid to us by WebTV under our agreement is significantly below the actual monthly revenues we have received from WebTV since July 1998. The amount of revenues we have received per month from WebTV for 1999 has exceeded the minimum monthly amount WebTV is required to pay us under our agreement by an average of 51% per month. If WebTV were to reduce the amount of monthly revenues we receive to the minimum amount specified in our agreement, we may be unable to execute our business plan and our business, financial condition and results of operations could be materially adversely affected.

    - Our agreement with WebTV, which was amended in October 1999, expires in December 2002, subject to earlier termination by either party at will with a pro-rata monthly reduction of subscriber traffic over time.

    - We do not control or influence WebTV's ability to succeed in the marketplace or its ability to obtain or retain subscribers.

    - Our agreement with WebTV is not exclusive. WebTV obtains services such as those we provide from a number of our competitors, including PSINet, UUNet and Concentric. Many of such competitors are substantially larger than we are and have more extensive networks and other resources.

    - WebTV reallocates its subscriber traffic to us monthly based in part on our quality of service. In late 1997 and the first half of 1998, during the course of a network upgrade, WebTV subscribers experienced difficulty in establishing a connection to our network. As a result, WebTV reduced the amount of subscriber traffic on our network. If we experience service quality problems of this or any nature in the future, WebTV may reduce our allocation of subscriber traffic.

    - Our business concentrates on delivering Internet connectivity primarily using dial-up access over telephone lines. WebTV set-top boxes currently rely upon this method of connectivity; however, these devices may, in the future, be configured to use a cable modem as an alternative to dial-up access. As the Internet becomes more readily accessible over the cable network, we may experience an erosion in WebTV subscriber traffic. See "--We face risks from new access technologies such as cable modems."

    Because of these and other factors, we cannot assure you that revenues from WebTV will continue or that such revenues will reach or exceed historical levels in any future period.

    The loss or significant reduction of WebTV's business would have a material adverse effect on our business, financial condition and results of operations.

WE CANNOT PREDICT OUR SUCCESS BECAUSE WE HAVE A LIMITED OPERATING HISTORY

    We commenced revenue generating operations from the provision of direct Internet access to retail users in June 1996 and from WebTV in December 1996. Our ZipDial service has only been offered since November 1998 and our revenues for the year ended December 31, 1999 were $2.1 million for this service. As a result, we have a limited operating history upon which to base an evaluation of the future success of our business, particularly our ZipDial program. In addition, because of our limited operating history we cannot predict the rates at which our ZipDial subscribers will renew their agreements with ZipLink. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets. We cannot assure you that we will be successful in addressing the risks we face. The failure to do so would have a material adverse effect on our business, financial condition and results of operations.

WE EXPECT OUR LOSSES AND NEGATIVE CASH FLOW TO CONTINUE

    Since our inception, we have incurred net losses and experienced negative cash flow from operations. We incurred a net loss of $9.3 million during the year ended December 31,1999 and our accumulated deficit as of December 31, 1999 was $33.3 million. We expect to continue to operate at a net loss and experience negative cash flow for the foreseeable future given the level of planned operating and capital expenditures. Our ability to achieve profitability and positive cash flow from operations is dependent upon our ability to substantially grow our revenue base through expansion of our ZipDial program and an increase in sales of access services for Internet appliances and to achieve operating efficiencies. We plan to make significant capital expenditures to expand our network and to increase our operating expenses relating principally to telecommunications costs related to our network infrastructure, based in large part on our estimates of potential future revenues. If our future revenues fall short of our estimates or if our operating expenses exceed our expectations, then we may never obtain or sustain profitability.

WE WILL NEED SIGNIFICANT ADDITIONAL CAPITAL, WHICH WE MAY BE UNABLE TO OBTAIN

    We will require significant capital to build out our network and fund our growth and operating losses. Since our inception, our capital needs have primarily been satisfied by the IPO, and equity investments by, and loans from or guaranteed by, significant stockholders, and by vendor lease financings. We continue to seek additional vendor lease financings to be used for capital expenditures purposes. In addition, we are currently evaluating additional forms of financings for working capital and other general corporate purposes, including investments in strategic partnerships and further acquisitions.

    We cannot assure you that we will be able to raise any additional capital on terms favorable to us, or at all. If adequate capital is not available or is not available on acceptable terms, we may not be able to expand, enhance and maintain our network infrastructure according to our current business plan, develop new products or services, or otherwise respond to unanticipated competitive pressures and we may be prevented from taking advantage of unanticipated opportunities. In such case, our business, financial condition and results of operations could be materially adversely affected.

OUR OPERATING RESULTS IN ONE OR MORE FUTURE PERIODS ARE LIKELY TO FLUCTUATE AND
  MAY FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS

    Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future. A large percentage of our expenditures are for equipment and telecommunications services and are generally incurred in advance of revenues from use of these network components. The timing and amount of purchases of network equipment and telecommunications services is influenced by, among other things, the availability of such network components at attractive prices. Our quarterly operating results could fluctuate due to a number of factors, including the timing and amount of network equipment purchases or purchases of telecommunications services and the relative timing and amount of revenues from customers using these or other network components.

    As a result of these or other factors, our operating results may, in some future period, fall below the expectations of securities analysts and investors. In such event, the market price of our securities will likely fall. Moreover, fluctuations in our operating results may also result in volatility in the market price of our securities.

WE MUST EXPAND AND ADAPT OUR NETWORK

    The execution of our business plan requires us to rapidly expand our network infrastructure to extend and increase our service offerings, to grow our network capacity and to modify its capabilities to match increases in the number of users and the amount and type of information users wish to transfer. We will also be required to respond to changes in customer requirements. For example, WebTV may shift its subscriber traffic from one area of our network to another, requiring a reallocation of our network capacity. Such a shift could occur rapidly and without advance notice. In 1998, WebTV significantly reduced its allocation of subscriber traffic to one area of our network for reasons unrelated to our service quality. At the same time, WebTV increased subscriber traffic to other areas of our network. While WebTV subscriber traffic on our network as a whole remained constant after such reallocation, the increased traffic in the affected portions of our network significantly reduced our excess capacity in those areas. If such added traffic had exceeded the capacity of our network in the affected areas, we would have experienced capacity constraints that could have reduced our service quality. We currently project our network utilization and customer requirements will necessitate a rapid expansion of our network capacity to avoid capacity constraints that would adversely affect system performance. We also plan to increase our area of service coverage to, among other things, broaden the reach of our ZipDial program. The expansion and adaptation of our network infrastructure will require substantial financial, operational and management resources in 2000 and future periods. We cannot assure you that we will be able to expand or adapt our network infrastructure to facilitate our business plan or to meet additional demand or our customers' changing requirements on a timely basis, at a commercially reasonable cost, or at all. In addition, if demand for network usage were to increase faster than projected by us or were to exceed our current forecasts, the network could experience capacity constraints, which would adversely affect the performance of the system. Our business, financial condition and results of operations could be materially adversely affected if, for any reason, we fail to:

    - expand our network infrastructure both in capacity and in geographic terms on a timely basis; or

    - adapt our network infrastructure to changing customer requirements or evolving industry trends

    We cannot assure you that we will be able to expand our network infrastructure or adapt our infrastructure sufficiently, or at all.

OUR GROWTH AND EXPANSION MAY STRAIN OUR RESOURCES

    Our business has grown rapidly since our inception and is expected to continue to grow. This growth and expansion have required, and are expected to require a great deal of management time and significant financial resources. To manage our growth, we must, among other things, hire, train and retain qualified personnel, especially technical personnel, and continue to implement and improve our operational, financial and management information systems, including our billing, accounts receivable and payable tracking, fixed assets and other financial management systems.

    We cannot assure you that we will be able to hire, train or retain sufficient numbers of qualified personnel to meet our requirements or that we will be able to implement information management systems to meet the requirements created by our future growth.

RISK OF FOCUS ON FREE ACCESS OR SUBSIDIZED PROVIDERS

    We intend to focus a portion of our business efforts and resources on emerging model companies, such as free access or subsidized providers. These service providers provide Internet access to their customers free of charge or at amounts less than their cost for access as they expect revenues from advertising or e-commerce to be sufficient to offset their Internet access and other operating costs. We have agreements to provide access with many of these providers and plan to continue to focus resources in expanding our customer base in this area. These companies are relatively new and the access revenues that we currently anticipate from such providers may fail to materialize if these business models generate insufficient revenues to cover their costs or fail to gain market acceptance.

WE DEPEND ON THE GROWTH OF THE INTERNET

    Demand for all our services will depend, in large part, on growth in the use of the Internet. The growth of the Internet is highly uncertain and the Internet may fail to grow due to a variety of factors, including:

    - actual or perceived lack of security of information, such as credit card numbers;

    - traffic congestion or other usage delays on the Internet;

    - high cost or lack of access availability; and

    - governmental regulation

    In addition, broad adoption of the Internet for most business applications will require the acceptance of a new medium of conducting business and exchanging information. If the Internet fails to grow, or fails to grow as quickly as we have anticipated, our business, financial condition and results of operations would be materially adversely affected.

WE ARE DEPENDENT ON OUR ZIPDIAL CUSTOMERS

    We earn revenue from our ZipDial customers largely on the basis of the number of their subscribers who use our network. Our agreements with these ISP customers do not require them to outsource any or all of their Internet access needs to us. The extent to which an ISP chooses to outsource these services to us for some or all of its subscribers is wholly within the discretion of the ISP. Traffic allocation decisions may be made by ISPs on a subscriber-by-subscriber or on an aggregate basis at any time, or from time to time.

    Our business, financial condition and results of operations could be materially adversely affected if, for any reason:

    - our ZipDial customers do not expend efforts to enroll large numbers of subscribers or otherwise succeed in growing their subscriber base; or

    - our ZipDial customers do not allocate large numbers of subscribers to our network.

    Because we initiated the ZipDial program in November 1998, it is difficult to predict whether, or under what terms, large numbers of ISPs will join our ZipDial program, at what rate, if at all, they will acquire subscribers, or the extent to which they will cause their subscribers to use our network. Nor can we assure you as to the levels of resources or effort, if any, that will be devoted by ZipDial customers to marketing Internet access using our network services, or the extent to which these customers will outsource Internet access services to us.

WE DEPEND UPON THE GROWTH AND ACCEPTANCE OF INTERNET APPLIANCES

    We provide wholesale Internet access services to the Internet appliance market. This market is in the early stages of development and is rapidly evolving. It is difficult to predict the rate at which the Internet appliance market will develop and grow and whether demand for our services in this market can be sustained.

    We believe that the market for providing wholesale Internet access services for Internet appliances is subject to the following specific risks and uncertainties:

    - Internet appliances which make use of our Internet access services may not be developed or, if developed, may not gain market acceptance as quickly as we anticipate, if at all; and

    - We could fail to correctly identify and successfully form relationships with developers and vendors of Internet appliances whose products enjoy commercial success and acceptance. The growth of the Internet appliance market and the acceptance of Internet appliances could fail to occur, even as the Internet access market grows because Internet users may not adopt Internet appliances as a means of connecting to the Internet, electing instead to rely on access via a personal computer. In the event that the Internet appliance market fails to develop as quickly as we have anticipated, our business, financial condition and results of operations would be materially adversely affected.

OUR NEW OR ENHANCED SERVICES MAY HAVE ERRORS OR DEFECTS

    Our services may contain undetected errors or defects when first introduced or upgraded. We cannot assure you that, despite testing by us or our customers and suppliers, errors will not be found in new services or enhancements after commencement of commercial deployment. Such errors could result in:

    - additional development costs;

    - loss of, or delays in, market acceptance;

    - diversion of technical and other resources from our other development efforts; or

    - the loss of customers and users (for example, subscribers of a ZipDial customer)

    Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND UPON OUR SUPPLIERS AND HAVE LIMITED SOURCES OF SUPPLY FOR KEY PRODUCTS
  AND SERVICES

    We rely on other companies to supply us with telecommunications facilities, computer hardware and software, networking equipment and related services which are critical to the maintenance and operation of our network. We primarily buy these products and services from MCI WorldCom, Williams Communications Inc., local exchange carriers, competitive local exchange carriers, Nortel Networks, Alcatel, and Cisco Systems, Inc.

    These products and services are available in the quantity and of the quality required by us only from limited sources. We do not carry significant inventories of many of these products and have no guaranteed supply arrangements for any such limited source products. We cannot assure you that we will be able to obtain the products and services that we need on a timely basis, in sufficient quantities or at an affordable cost. We have experienced interruptions in some telecommunications services and delays in purchasing products and other services from time to time in the past and may experience similar interruptions and delays in the future. We do not currently have, and do not expect in the future to have, a means of replacing these products or services on a timely and cost-effective basis. Further, all of our suppliers sell products and services to our competitors and, in the case of telecommunications services in particular, some of our suppliers are or may become competitors themselves. Our suppliers may enter into exclusive relationships with our competitors or stop selling products and services to us at commercially reasonable prices. If we are unable to obtain critical services or products in the quantities required by us and on a timely basis, our business, financial condition and results of operations may be materially adversely affected.

    We also depend on our suppliers' ability to provide necessary products that comply with various Internet and telecommunications standards. These products must also function efficiently with products and components from other vendors. Any failure of our suppliers to provide products or components that comply with Internet standards or that function efficiently with other products or components used by us in our network infrastructure could have a material adverse effect on our business, financial condition and results of operations.

OUR SUCCESS DEPENDS ON MAINTAINING RELATIONSHIPS WITH OTHER INTERNET ACCESS
  PROVIDERS

    The Internet includes a number of Internet access providers (including ISPs) that operate their own networks and connect with each other at various locations around the United States under informal arrangements known as "peering" (where providers connect without charge) and under written arrangements known as "transit" agreements (where there are charges imposed). It is more costly and less efficient to operate a network without peering or transit arrangements. Consequently, we must maintain our peering and transit relationships to maintain high performance levels at a reasonable cost. These arrangements are not subject to regulation and the terms, conditions and costs can be changed by the provider at any time. Currently, we have peering relationships with 61 Internet access providers and transit agreements with two Internet access providers. If we fail to maintain these relationships on a cost-effective basis, the costs of operating our network could increase and our business, financial condition and results of operations could be materially adversely affected.

WE DEPEND UPON OUR NETWORK INFRASTRUCTURE FUNCTIONING WITHOUT INTERRUPTION

    Our success depends upon the reliability and security of our network infrastructure. While we have taken precautions against system failure, interruptions could result from natural disasters, as well as power loss, telecommunications failure and similar events and interruptions have occurred in the past. For example, in December 1998, an MCI WorldCom telecommunications cable was accidentally cut, resulting in an interruption in the functioning of our Washington, D.C. SuperPoP and a temporary suspension of our ability to provide service to that geographic area.

    A significant portion of our computer equipment is located in Lowell, Massachusetts, as well as at individual SuperPoPs. Although we maintain insurance to cover loss or damage to equipment, we do not maintain any business interruption insurance or have a formal disaster recovery plan or alternative providers of network infrastructure. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and results of operations.

OUR MARKET IS EXTREMELY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE
  EFFECTIVELY

    We face intense competition. There are no substantial barriers to entry in the market for our services, and we expect that competition will further intensify in the future. In particular, because our agreements with our ZipDial customers are not exclusive and these ISPs are free to outsource any or all of their Internet access services to other providers, our ZipDial program is vulnerable to competitive pressures. We believe that our ability to compete successfully in the market for Internet access service generally depends upon a number of factors, including:

    - our ability to create and market wholesale Internet access services that are attractive to ISPs in terms of price, quality and breadth of service offerings;

    - the capacity, reliability and security of our network infrastructure;

    - market presence and, with respect to Internet appliances, our success at developing relationships with innovators and early marketers of such devices;

    - technical expertise and functionality, performance and quality of services and our ability to anticipate and meet the changing service needs of the marketplace;

    - our ability to establish and maintain successful strategic relationships with key customers and suppliers and to gain early access to new markets and new technologies; and

    - our ability to support industry standards.

    Our competitors may be divided into two groups: those with whom we presently compete and those who may, in the future, compete with us. Our present competitors with respect to the WebTV relationship consist of the other current providers to WebTV: PSINet, UUNet, Concentric, and a number of other, smaller ISPs. Our present competitors with respect to ZipDial consist of a variety of companies who are, in some form or another, offering wholesale Internet access services. This group includes ISPs such as GTE Internetworking, Concentric, PSINet, UUNet, IDT Corp., Splitrock Services and Navinet, a CMGI Company, as well as competitive local and interexchange carriers in selected markets, such as Intermedia Communications, Inc., ICG Communications, Inc., Level 3 Communications. Our potential future competitors include all of our present competitors as well as telecommunications companies, such as Williams, AT&T, Qwest Communications International, and other ISPs. Many of our present and potential competitors have greater market presence, engineering and marketing capabilities, and larger financial, technological and personnel resources than those available to us. They may also enjoy certain price advantages with respect to the purchase of bandwidth from telecommunications carriers if, for example, they are a carrier themselves, or if they are affiliated with a carrier, or if their usage enables them to secure volume discounts. As a result, these present and future competitors may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than we can.

    In addition to possessing greater financial, technological and personnel resources, a number of our present and future competitors have the ability to bundle other services and products with Internet access services which could place us at a competitive disadvantage. Certain companies are also exploring the possibility of providing or are currently providing Internet access services using alternative delivery methods, such as over the cable television infrastructure, through direct broadcast satellites and over wireless cable. See "--We face risks from new access technologies such as cable modems." We also anticipate increasing vertical and horizontal integration in our industry. As a result of increased competition and this integration in the industry, we could encounter significant pricing pressure both from our Internet appliance and our ZipDial customers. This pricing pressure could result in significant reductions in the average selling price of our services. For example, telecommunications companies that compete with us may be able to provide customers with reduced communications costs in connection with their Internet access services, reducing the overall cost of their solutions and significantly increasing price pressures on us. We cannot assure you that we will be able to offset the effects of any such price reductions with an increase in the number of our customers, higher revenue from enhanced services, cost reductions or otherwise.

INDUSTRY CONSOLIDATION COULD ADVERSELY AFFECT US

    The Internet access industry is experiencing consolidation and we believe the pace of this consolidation will increase in the near future. We cannot predict with any certainty how such consolidation will affect us or our competitors. Consolidation among Internet access providers could result in increased price and other competition in the market for wholesale Internet access services and we cannot assure you that we will be able to compete successfully in an increasingly consolidated industry. Any heightened competitive pressures may have a material adverse effect on our business, financial condition and results of operations. In addition, consolidation in the ISP market could result in a reduced number of actual and potential customers for our ZipDial service as local and regional ISPs are absorbed by larger, national providers or as ISPs combine into entities with greater resources and purchasing power. A reduction in our potential customer base for ZipDial service could have a material adverse effect on our business, financial condition and results of operations.

WE MUST KEEP UP WITH RAPID TECHNOLOGICAL CHANGE AND EVOLVING INDUSTRY STANDARDS

    The markets for our services are characterized by rapidly changing technology and evolving industry standards. Our future success will depend, in part, on our ability to:

    - effectively identify and implement leading technologies;

    - develop our technical expertise;

    - enhance our current Internet access services; and

    - influence and respond to emerging industry standards and other technological changes.

    All this must be accomplished in a timely and cost-effective manner. We cannot assure you that we will be successful in effectively identifying or implementing new technologies, identifying or developing new services or enhancing our existing services on a timely basis, if at all. We cannot assure you that those technologies or enhancements we do identify and develop will achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense. We cannot assure you that we will succeed in adapting our Internet access services business to alternate technologies as they emerge. If we fail to identify and implement new technologies or services, our business, financial condition and results of operations could be materially adversely affected.

    Our success is also dependent upon the continued compatibility of our services with products and architectures offered by various vendors. Although we intend to support emerging standards in the market for Internet access products, we cannot assure you that industry standards will be established. If industry standards are established, we cannot assure you that we will be able to conform to these new standards in a timely fashion and maintain a competitive position in the market. Specifically, our services rely on the continued widespread commercial use of a group of network standards, or protocols, known in our industry as "TCP/IP." Alternative standards have been or are being developed. If any of these alternative protocols become widely adopted, there may be a reduction in the use of TCP/IP, which could render our services obsolete, unmarketable or subject to substantial modification and upgrades. In addition, we cannot assure you that services or technologies developed by others will not render our services or technology uncompetitive or obsolete.

    An integral part of our strategy is to design our network to meet the requirements of emerging standards. However, we have, from time to time in the past, experienced difficulties in adapting to new standards and will likely experience similar difficulties in the future. Difficulties experienced while adapting to new standards may have a material adverse effect on our business, financial condition and results of operations.

    If we fail, for technological or other reasons, to implement emerging standards or to develop and introduce other new or enhanced services that are compatible with industry standards, then our business, financial condition and results of operations would be materially adversely affected.

WE FACE RISKS FROM NEW ACCESS TECHNOLOGIES SUCH AS CABLE MODEMS

    We face the risk of fundamental changes in the way Internet access is delivered. Internet services are currently accessed primarily over telephone lines by computers and substantially all of our business concentrates on providing connectivity to the Internet over telephone lines, particularly dial-up connectivity. Several companies are providing Internet access on a limited basis via cable modems, wireless cable modems, satellite modems and other access devices that do not use telephone lines. In addition, some Internet appliances are presently configured to make use of these and other new access technologies if and when they become available. As the Internet becomes accessible through alternative access devices, we may experience an erosion in our customer base and in the number of subscribers making use of our system as our customers allocate subscriber traffic away from our network to the newer, faster technologies. For example, if WebTV set-top boxes were configured to use cable modems and if Internet access using the cable network becomes widely available to WebTV subscribers, the number of WebTV subscribers using our network through a dial-up connection could fall significantly. In such event, we will be required to identify and develop alternative markets that can use the dial-up capabilities of our network or to embrace and incorporate such new access technologies. If we fail to either identify and successfully develop alternative services or otherwise to adapt to new access methods or other new technologies, our business, financial condition and results of operations would be materially adversely affected.

OUR SYSTEM MAY EXPERIENCE SECURITY BREACHES

    Despite the implementation of network security and user authentication measures, the core of our network infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by our customers, Internet users, our current or former employees or others. Computer viruses, break-ins or other problems caused by third parties could lead to significant interruptions or delays in service to our customers and their subscribers. Furthermore, inappropriate use of the network by third parties could also potentially jeopardize the security of confidential information stored in our computer systems and our customers' computer systems. We may face liability and may lose potential customers or our customers may lose subscribers as a result. We have no insurance covering such liabilities. Although we intend to continue to implement industry-standard security and authentication measures, our protective measures have been circumvented in the past. Moreover, we have in the past and expect in the future to experience security threats which we believe are typical to the business of providing Internet access. We cannot assure you that our security measures will prevent security breaches. The costs and resources required to eliminate computer viruses and alleviate other security problems could be prohibitively expensive and efforts to address such problems may result in interruptions, delays or cessation of service to our customers that could have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND UPON KEY PERSONNEL AND MAY BE UNABLE TO HIRE AND RETAIN SUFFICIENT
  NUMBERS OF QUALIFIED PERSONNEL

    Our success depends to a significant degree upon the continued contributions of Henry Zachs, our Co-Chairman and Chief Executive Officer, Christopher Jenkins, our President, and Michael Clover, our Chief Operating Officer.
Mr. Zachs devotes approximately 50% of his time to our business. The loss of the services of any of these employees could have a material adverse effect on us. We have an employment agreement with Mr. Jenkins, which expires in December 2001, but do not have any employment agreements with Messrs. Zachs or Clover or any other employee. Further, we do not carry key man life insurance on the life of any employee. Our success will also depend upon the continued service of the other members of our senior management team and our technical and marketing personnel. Competition in our industry for qualified employees, especially technical personnel, is intense. Our employees may voluntarily terminate their employment with us at any time. Our success also depends upon our ability to attract and retain additional highly qualified management, technical and marketing personnel. Locating personnel with the combination of skills and attributes required to carry out our strategy is often a lengthy process. The loss of key personnel, or the inability to attract additional, qualified personnel, could have a material adverse effect upon our results of operations, service development efforts and ability to complete the expansion of our network infrastructure.

GOVERNMENT REGULATION COULD NEGATIVELY IMPACT OUR BUSINESS

    Regulation of the telecommunications industry is in a state of rapid and uncertain change. We cannot predict the direction or scope of these regulatory changes or the impact such changes may have on our business, financial condition or results of operations. Government regulation could negatively impact our business in a number of ways:

    - we may become subject to direct government regulation;

    - regulatory regimes governing our actual and future competitors could change in ways which enhance their ability to compete with us; and

    - our suppliers may be subject to regulation which has the effect of increasing our cost of doing business.

    Our activities are not presently subject to direct government regulation. The Federal Communications Commission, or FCC, currently does not regulate either value-added network software or computer equipment related services that transport data or voice messages based on Internet protocol over telecommunication facilities as telecommunications services. We provide value-added Internet protocol-based network services, in part, through data transmissions over public telephone lines. Operators of these types of value-added networks that provide access to regulated transmission facilities only as part of a data services package are classified for regulatory purposes as providers of "information services" and are currently excluded from regulations that apply to "telecommunications carriers." As such, we are not currently subject to direct regulation by the FCC or any other governmental agency, other than regulations applicable to businesses generally. However, future changes in law or regulation could result in some aspects of our current operations becoming subject to regulation by the FCC or another regulatory agency.

    State public utility commissions generally have declined to regulate enhanced or information services. Some states, however, have continued to regulate particular aspects of enhanced services in limited circumstances, such as where they are provided by incumbent local exchange carriers that operate telecommunications networks. Moreover, the public service commissions of some states continue to review potential regulation of such services. We cannot assure you that regulatory authorities of states where we provide Internet access services will not seek to regulate aspects of this activity as telecommunications services.

    If we become subject to direct government regulation, our business, financial condition and results of operations could be adversely affected.

    Our actual and potential future competitors include incumbent local exchange carriers, such as Southern New England Telecommunications Corporation, or SNET (a subsidiary of SBC Communications Inc.), and Bell Atlantic Corporation, which are presently subject to extensive government regulation. Changes in the regulations affecting these competitors could have the effect of enhancing their ability to compete with us, which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

    In addition, we purchase significant services from entities which are subject to government regulation, including competitive local exchange carriers which provide key enabling components of our super points of presence. Competitive local exchange carriers are subject to extensive regulation by the FCC. This includes rules governing so-called "reciprocal compensation," the compensation of competitive local exchange carriers by incumbent local exchange carriers for telephone calls from incumbent local exchange carrier customers which are terminated on the competitive local exchange carrier's system. This regulation applies to dial-up calls to ZipLink's network which originate on an incumbent local exchange carrier's telephone line and pass through competitive local exchange carrier facilities used in our super points of presence. The FCC has recently considered the issue of reciprocal compensation and may, in the future, alter existing reciprocal compensation rules in ways which negatively affect competitive local exchange carriers. We cannot predict any future changes in reciprocal compensation or other rules governing competitive local exchange carriers or the impact any such regulatory changes may have on their businesses. If competitive local exchange carriers are adversely affected by regulatory changes, they may raise the price or otherwise modify the terms applicable to services they provide to ZipLink which are important to our super point of presence architecture. Such modifications could increase our cost of doing business and, as a result, negatively affect our ability to compete, reduce our gross margin on some services or otherwise have a material adverse effect on our business, financial condition and results of operations.

    We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business and we cannot assure you that future regulation or regulatory changes will not have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON OUR PROPRIETARY TECHNOLOGY AND TECHNOLOGICAL EXPERTISE

    Although we believe our success is more dependent upon our technological expertise than on our proprietary rights, our success and ability to compete is dependent in part on our technology and know-how. We rely upon a combination of copyright, trademark and trade secret laws and contractual restrictions to protect our proprietary technology and know-how. We cannot assure you that such measures have been, or will be, adequate to prevent misappropriation of our proprietary technology or know-how. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

THIRD PARTIES MAY CLAIM WE INFRINGE THEIR PROPRIETARY RIGHTS

    We have applied for or received certain trademarks for use in the United States. None of our technology is patented by us. We use certain "open source" and "shareware" software in our business, such as Linux and MRTG. We believe that such software is in the public domain and that its use by ZipLink and others is not subject to any charge or licensing fee, although we may, on a voluntary basis, make contributions to developers or, in some cases, incur charges for support materials or services relating to such software. However, we have not investigated our use of any open source or shareware software to determine whether it constitutes infringement of any third party proprietary rights. Although we do not believe our trademarks or use of technology infringe the proprietary rights of any third parties, we cannot assure you that third parties will not assert such claims against us in the future or that such claims will not be successful. We could incur substantial costs and diversion of management resources to defend any claims relating to proprietary rights, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to use such trademarks or technology. Such a judgment would have a material adverse effect on our business, financial condition and results of operations. If someone asserts a claim relating to proprietary technology or information against us, we may seek licenses to such intellectual property. We cannot assure you, however, that we could obtain licenses on commercially reasonable terms, if at all. The failure to obtain the necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations.

WE ARE AT RISK FROM INAPPROPRIATE USE OF OUR NETWORK

    We could face liability for the use of our network to carry or disseminate inappropriate information. The law relating to the liability of online service providers, private network operators and ISPs for information carried on or disseminated through the facilities of their networks is continuing to evolve and remains unsettled. Several private lawsuits seeking to impose such liability are currently pending. In the past, at least one court has ruled that ISPs could be found liable for copyright infringement as a result of information disseminated through their networks. Although no such claim has been asserted against us to date, we cannot assure you that such claims will not be asserted in the future. Further, while we have attempted to limit our liability in this respect through various contractual means, we cannot assure you that our liability will be so limited in the event of any litigation or other claim against us. We do not have any insurance covering liabilities or claims relating to the use of our network or to materials disseminated using our network. Federal laws have been enacted, however, which, under certain circumstances, may provide ISPs with immunity from liability for information that is disseminated through their networks when they are acting as mere conduits of information. A Federal Court of Appeals has recently held that the Telecommunications Act of 1996 creates immunity from liability for ISPs for libel claims arising out of information disseminated over their services by third party content providers. In addition, the Digital Millennium Copyright Act of 1998, creates a safe harbor from copyright infringement liability for ISPs that meet certain requirements. We have complied with these requirements by instituting certain technical measures and by registering with the Copyright Office. We cannot assure you, however, that the Digital Millennium Copyright Act or any other legislation will protect us from copyright infringement liability.

    The Child Online Protection Act of 1998 prohibits and imposes criminal penalties and civil liability on anyone engaged in the business of selling or transferring, by means of the World Wide Web, material that is harmful to minors without restricting access to such material by persons under seventeen years of age. Numerous states have adopted or are currently considering similar types of legislation. The imposition upon us as an Internet access provider of potential liability for such materials carried on or disseminated through our system could require us to implement measures to reduce our exposure to such liability. Such measures may require the expenditure of substantial resources or the discontinuation of certain service offerings. Further, the costs of defending against any such claims and potential adverse outcomes of such claims could have a material adverse effect on our business, financial condition and results of operations. The Child Online Protection Act of 1998 has been challenged by civil rights organizations in part on the grounds that it violates the First Amendment. A similar statute was held unconstitutional by the United States Supreme Court in 1997. A United States District Court has temporarily enjoined enforcement of the law pending final resolution of the case. We do not carry any insurance against any claims related to the use of our network by third parties.

    Our network operations, like those of all ISPs and on-line services, are at risk from inappropriate uses by third parties known as "spamming." Spamming occurs when a user, which could be a subscriber of a ZipDial customer, employs our network to rapidly distribute a large number of unsolicited e-mails to users of other networks. The volume of unsolicited e-mails can cause congestion on the originating network, in this case ZipLink's, or on the networks of other providers who serve addressees of the e-mails. These addressees may also register complaints with their host ISPs. As a result, many ISPs react to spamming of their users by temporarily blocking the flow of traffic from the originating network until that network blocks access by the offending user and terminates the flow of unwanted e-mails. Because these blockages are not specific to the offending user, they affect all traffic emanating from the originating network and can result in the temporary interruption of service to all users of that network. If ZipLink's network is used by a spammer, service to our users could be interrupted and our business, financial condition and results of operations could be materially adversely affected. Although ZipLink attempts to prevent use of its network for spamming through contractual means and through industry standard network monitoring, spamming has occurred on our network in the past and we cannot assure you that spamming will not occur in the future.

UNFORESEEN YEAR 2000 PROBLEMS MAY HAVE ADVERSE EFFECTS ON OUR BUSINESS AND
  RESULTS OF OPERATIONS

    While we have not experienced any significant Year 2000 problems to date, and while we are not aware of any significant Year 2000 problems experienced by our suppliers, such problems could arise in the future. In that event, our operations could be affected in several adverse ways. Known or unknown errors or defects that affect the operation of our products, services or systems could result in delay or loss of revenue, interruption of network services, cancellation of customer contracts, diversion of development of expansion resources, damage to our reputation, or litigation costs.

OUR CO-CHAIRMEN AND OUR CHIEF EXECUTIVE OFFICER, IN THE AGGREGATE, BENEFICIALLY
  OWN 53.44% OF OUR COMMON STOCK AND, AS A RESULT, CAN EXERCISE SIGNIFICANT INFLUENCE OVER OUR COMPANY

    Henry Zachs, our Co-Chairman and Chief Executive Officer, and Eric Zachs, our Co-Chairman, in the aggregate, beneficially own approximately 53.44% of our common stock. These stockholders will be able to control most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of ZipLink, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS WHICH COULD NEGATIVELY IMPACT OUR
  STOCKHOLDERS

    We are subject to Delaware laws that could have the effect of delaying, deterring or preventing a change in control of ZipLink. One of these laws prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless some conditions are met. In addition, provisions in our Amended and Restated Certificate of Incorporation and By-Laws, and the significant proportion of our stock held by our executive officers, directors and affiliates, could have the effect of discouraging potential takeover attempts or making it more difficult for stockholders to change management. One such provision is the ability of our Board of Directors to authorize the issuance of preferred stock with rights and privileges that might be senior to our common stock without stockholder approval. Our Amended and Restated Certificate of Incorporation and By-Laws also provide that stockholders may not take action by written consent and that special meetings of the stockholders may only be called by our Board of Directors. Our Amended and Restated Certificate of Incorporation and By-Laws further require a supermajority vote of the stockholders to amend certain provisions of our Amended and Restated Certificate of Incorporation or the By-Laws.

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE

    The trading price of our common stock has been and is likely to be highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

    - actual or anticipated variations in quarterly operating results;

    - announcements of technological innovations;

    - new products or services offered by us or our competitors;

    - changes in financial statements by securities analysts;

    - conditions or trends in the network services market;

    - our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

    - additions or departures of key personnel;

    - sales of common stock; and

    - other events or factors that may be beyond our control.

    In addition, the stock markets in general, and the Nasdaq National Market and the market for network services and technology companies in particular, have experienced extreme price and volume fluctuations recently. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. The trading prices of many technology companies' stocks are at or near historical highs, and these trading prices and multiples may not be sustained. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation often has been instituted against that company. Litigation like this, if instituted, could result in substantial costs and a diversion of management's attention and resources.

RISKS ASSOCIATED WITH ACQUISITIONS

    In January, 2000, we completed the asset acquisition of Interhop Network Services, Inc. based in Toronto, Ontario. We have and will continue to expend resources integrating this new business and the personnel hired in connection with such acquisition. Our future growth depends, in part, on the additional acquisitions of complementary businesses. In the event of further acquisitions, we may have difficulty assimilating our target's technology, personnel and operations. In addition, key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, act as a distraction to management and employees and increase our expenses. In addition, future acquisitions may result in the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expenses.

ITEM 2. PROPERTIES

    ZipLink's headquarters are located in Lowell, Massachusetts, where we currently lease an approximately 50,000 square foot facility and a 1,000 square foot data center. The Lowell facility contains our call center, data center, network operations center, marketing department and most administrative personnel.

    We lease a significant portion of our Lowell facility from iGuide, Inc. under a sublease which expires on May 14, 2010. We had sublet 25,000 square feet of previously unused space to a third party under a sublease which expired on December 31, 1999.

    We intend to use a substantial portion of the formerly subleased space for a new data center and network operations. We intend to sublease any excess space not used for our own network expansion. We also have collocation agreements for our installed networking equipment for each of our SuperPoPs in the United States. These collocation agreements generally have a term ranging from one to three years with a size typically less than 500 square feet. As of February 2000, we leased space through collocation agreements in approximately 40 major cities in the United States.

    We also lease approximately 3,500 square feet of office and collocation space in Hartford, Connecticut from Henry Zachs, our Co-Chairman and Chief Executive Officer, under a lease that expires in December, 2000.

ITEM 3. LEGAL PROCEEDINGS

    On June 1, 1999, ZipLink commenced a legal proceeding in Hartford, Connecticut against a former employee seeking a ruling that such employee has forfeited an approximately 0.8% membership interest in ZipLink, LLC, a Connecticut limited liability company (which would have been converted into 74,845 shares of common stock of ZipLink in connection with ZipLink's initial public offering) due to the violation of a restrictive covenant under the Operating Agreement of ZipLink, LLC. The basis for such claim is a written agreement between such employee and ZipLink which provided that the employee's membership interest would be forfeited in the event he violated a restrictive covenant. Our outstanding capital stock excludes this employee's forfeited membership interest and the 74,845 shares which would have been received in exchange therefor upon consummation of the merger of ZipLink, LLC with and into ZipLink, Inc. There can be no assurance that we will prevail and an adverse outcome may result in dilution to our stockholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The name, age, present position and business experience of our executive officers at December 31, 1999 are as follows:

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Henry M. Zachs............................     65      Chief Executive Officer; Co-Chairman of
                                                       the Board of Directors
Eric M. Zachs.............................     40      Co-Chairman of the Board of Directors
Christopher W. Jenkins....................     40      President
Michael T. Clover.........................     53      Chief Operating Officer
Gary P. Strickland........................     36      Chief Financial Officer
Ronald C. Lipof...........................     36      Chief Marketing and Strategic Officer

    HENRY M. ZACHS has served as Co-Chairman since November, 1995 and is Co-Chairman of our Board of Directors. Mr. Zachs has served as our Chief Executive Officer since June, 1997. Since consummation of our initial public offering on June 1, 1999, Mr. Zachs has devoted approximately 50% of his time to our business. Prior to our inception, Mr. Zachs was for 34 years the Chief Executive Officer of Message Center USA, Inc. ("MCUSA"), a paging company he founded which had approximately 349,000 subscribers when it was sold to AirTouch Communications, Inc. in December, 1995. Mr. Zachs also serves on the advisory board of Axiom Venture Partners, L.P., a venture capital firm, as President of the Greater Hartford Jewish Federation and as a Trustee of Trinity College in Hartford, Connecticut and the Williston Northampton School. Mr. Zachs received a B.A. from Trinity College and an M.B.A. from the Wharton School of the University of Pennsylvania.

    ERIC M. ZACHS co-founded ZipLink in November, 1995, has served as Co-Chairman since that time and is Co-Chairman of our Board of Directors.
Mr. Zachs served as our President and Chief Executive Officer from November, 1995 until June, 1997. Prior to November, 1995, Mr. Zachs served as President and Chief Operating Officer at MCUSA from 1993 until the sale of MCUSA in December, 1995. Previously, Mr. Zachs was Executive Vice President of MCUSA from 1989 to 1993. Mr. Zachs serves as general partner of Bantry Bay Ventures, a venture capital firm, and as a director of NetActive Internet (Pty.) Ltd., a South African Internet service provider. Mr. Zachs received a B.A. from Tufts University and a J.D from Columbia University School of Law.

    CHRISTOPHER W. JENKINS has served as our President since June, 1997 and is a director. Previously, Mr. Jenkins served as our Chief Financial Officer from November, 1995 until June, 1997. From June, 1993 until December, 1995,
Mr. Jenkins served as Vice President of Operations at MCUSA. Mr. Jenkins also served as acting Chief Financial Officer of MCUSA from June, 1995 to December, 1995. From December, 1987 to June, 1993, Mr. Jenkins was President of Worcester Communications, a regional paging company. Mr. Jenkins also served as a Vice President at Arch Communications and an Experienced Senior at Arthur Andersen, LLP. Mr. Jenkins received a B.S. from Indiana University and an M.S. from the Sloan School of Management at the Massachusetts Institute of Technology.

    MICHAEL J. CLOVER has been our Chief Operating Officer since October, 1999. Prior to joining ZipLink, Mr. Clover served for fifteen years in various positions at Sprint Corporation, most recently as

Vice President, Network Planning Engineering & Construction. Previously, he served at two Sprint Corporation subsidiaries as Vice President of Operations with Carolina Telephone, and Director of Information Systems for United Telephone's Midwest Group. Mr. Clover received a B.S. from Northern Michigan University and a M.S.M. from Oakland University.

    GARY P. STRICKLAND has been our Chief Financial Officer since April, 1999. Prior to joining ZipLink, Mr. Strickland was Vice President, Finance and Administration and Chief Financial Officer of GammaGraphX, Inc., a technology company in the digital printing industry, from 1993 to 1999. From 1991 to 1993, Mr. Strickland was Controller of Autographix, Inc. Previously, Mr. Strickland was Director of Financial Reporting of M/A-Com, Inc. and Audit Manager at
Ernst & Young, LLP. Mr. Strickland received a B.B.A. from the University of Notre Dame and was licensed as a C.P.A. in 1988.

    RONALD C. LIPOF had been our Chief Marketing and Strategic Officer since October, 1997. From 1993 to 1997, Mr. Lipof was the President of Arch Nationwide Paging, a division of Arch Communications Group, Inc. Prior to joining Arch,
Mr. Lipof was the founder and managing director of RC Consultants, a telecommunications consulting and brokerage firm. Previously, Mr. Lipof was an asset-based and communications lender at Fleet Credit Corporation, a subsidiary of Fleet Bank, N.A. Mr. Lipof filed for personal bankruptcy in August, 1995.
Mr. Lipof received a B.S. from Boston University. Mr. Lipof ceased to be an employee of ZipLink effective as of March 3, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock has been trading on the Nasdaq National Market under the symbol ZIPL since our initial public offering on May 26, 1999. Our common stock was initially offered to the public at a price of $14.00 per share. The following table sets forth the high and low closing sales prices per share of our Common Stock for the last three quarters of 1999.

                                                                     1999
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
Second Quarter..............................................   $14.00     $9.75
Third Quarter...............................................   $16.75     $8.25
Fourth Quarter..............................................   $23.88     $9.00

    Information with respect to this item is contained in the "Quarterly Financial Information (Unaudited)", Note (14) to the Financial Notes on pages 39 to 52 of this Annual Report on Form 10-K.

    As of December 31, 1999, there were approximately 24 holders of record of the Company's common stock, which did not include beneficial owners of shares registered in nominee or street name.

    We have never declared or paid any dividends on our common stock. We currently intend to retain all of our earnings, if any, for use in its business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as the Board of Directors may deem relevant. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

RECENT SALES OF UNREGISTERED SECURITIES

    On January 18, 2000 we issued 153,997 shares of our common stock in partial consideration for our acquisition of substantially all the assets of Interhop Network Services, Inc. of Toronto, Ontario, an ISP providing Internet connectivity services throughout Canada. The shares of common stock issued in this transaction were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption afforded by Section 4(2) of said Act.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected balance sheet data as of December 31, 1998 and 1999 and the selected statement of operations data for each of the years ended December 31, 1999, 1998 and 1997 have been derived from the Company's Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere in this Form 10-K. The selected balance sheet data as of December 31, 1997 and 1996 and the selected statement of operations data for the years ended December 31, 1997 and 1996 have been derived from the Company's Financial Statements, which also have been audited by Arthur Andersen LLP but are not included in this Form 10-K. The balance sheet data as of December 31, 1995 and for the period then ended are unaudited. The net loss per share provided in 1998, 1997, 1996 and 1995 assumes the conversion of the Membership units into common stock at the beginning of each respective period. The following selected financial data are qualified by reference to the more detailed Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-K and should be read in conjunction with such Financial

Statements and Notes and the discussion under "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------
                                                  1999       1998       1997       1996        1995
                                                --------   --------   --------   --------   -----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)     (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
Revenues......................................  $12,717    $ 7,088    $ 5,236    $   756       $   --
Cost of revenues..............................    9,760      6,271      3,187      1,782           --
Selling, general and administrative...........    8,214      5,174      6,507      7,373           25
Depreciation and amortization.................    4,006      2,637      1,084        384            1
                                                -------    -------    -------    -------       ------
Total costs and expenses......................   21,980     14,082     10,779      9,539           26
Loss from operations..........................   (9,263)    (6,994)    (5,543)    (8,783)         (26)
Interest and other expenses, net..............       73      1,452      1,167         19           --
                                                -------    -------    -------    -------       ------
Net Loss......................................  $(9,336)   $(8,446)   $(6,709)   $(8,802)      $  (26)
                                                =======    =======    =======    =======       ======
Basic and diluted net loss per common share...  $  (.86)   $ (1.03)   $ (0.90)   $ (1.16)      $(0.00)
Basic and diluted weighted average shares.....   10,911      8,193      7,418      7,590        7,590

                                                                 AS OF DECEMBER 31
                                               -----------------------------------------------------
BALANCE SHEET DATA:
Cash and cash equivalents....................  $17,384    $    512   $ 1,082    $   301     $2,074
Working capital (deficit)....................   13,778      (3,062)   (5,317)    (6,841)       (78)
Total assets.................................   38,605      11,174    12,984      4,569      2,185
Long-term debt, net of current portion.......       --      17,939    15,803         --         --
Convertible debentures, net of current
  portion....................................       --       7,000        --         --         --
Members' deficit/stockholders' equity........  $27,309    $(18,089)  $(9,748)   $(3,024)    $    1

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    ZipLink is a provider of wholesale Internet connectivity services in the United States and Canada to Internet service providers and developers and vendors of Internet appliances.

    ZipLink provides wholesale Internet access services under the name ZipDial to Internet service providers, or ISPs, in the United States and Canada which, in turn, offer Internet access to their subscribers using ZipLink's network infrastructure. These ISPs consist of traditional local, regional, and national providers that generally collect a monthly fee from their subscribers in addition to emerging model providers, such as free access providers and PC manufacturers and distributors. ZipLink also offers a range of Internet connectivity services for Internet appliances, including Internet access and subscriber authentication.

    In January 2000, the Company acquired the assets of Interhop Network Services, Inc. of Toronto, Ontario, an ISP providing Internet connectivity services throughout Canada.

    We derive a significant portion of our revenues from the provision of wholesale Internet access services for Internet appliances, including Internet connectivity, subscriber authentication and other specially developed services. One customer, WebTV, accounts for substantially all of our revenues from Internet appliance services. Revenues from the provision of wholesale Internet access to WebTV are recognized monthly as services are performed. We receive a fixed price per WebTV subscriber per month if WebTV uses us as its first choice provider of connectivity to WebTV. If we are not designated as the first choice provider by WebTV, we receive an hourly rate to the extent that a WebTV subscriber actually obtains connectivity through our network.

    We also provide wholesale national dial-up Internet access and enhanced services, under the name ZipDial, to 506 ISPs as of December 31, 1999. Our services enable ISPs to quickly and inexpensively expand their existing geographic coverage and offer national dial-up Internet access, without investing in costly infrastructure. Revenues from our ZipDial program are recognized monthly as services are provided.

    We also provide direct Internet access under the ZipLink name to a limited number of retail users, although we devote minimal resources to marketing in this area. Revenues from these users are derived from service subscriptions and are recognized monthly.

    Since our inception, we have incurred net losses and experienced negative cash flow from operations. For the year ended December 31,1999, we incurred a loss of $9.3 million and our accumulated deficit as of December 31, 1999 was $33.3 million. We expect to continue to operate at a net loss and experience negative cash flow for the foreseeable future given our level of planned operating and capital expenditures. Our ability to achieve profitability and positive cash flow from operations is dependent upon our ability to substantially grow our revenue base through expansion of our ZipDial program and an increase in sales of access services for Internet appliances and to achieve operating efficiencies. We plan to make significant capital expenditures to expand our network and to increase our operating expenses based in large part on our estimate of potential future revenues. If our future revenues fall short of our estimates or if our operating expenses exceed our expectations, then we may never obtain or sustain profitability.

RESULTS OF OPERATIONS

    The following table sets forth certain operating data as a percentage of revenues for the periods indicated.

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
Revenues....................................................    100%         100%        100%
Cost of revenues............................................     77           89          61
Selling, general and administrative.........................     65           73         124
Depreciation and amortization...............................     31           37          21
                                                                ---         ----        ----
Total operating expenses....................................    173          199         206
                                                                ---         ----        ----
Loss from operations........................................    (73)         (99)       (106)
Interest and other expense, net.............................     --          (20)        (22)
                                                                ---         ----        ----
Net loss before income taxes................................    (73)%       (119)%      (128)%

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    REVENUES. Revenues increased 78.9% from $7.1 million for the year ended December 31, 1998 to $12.7 million for the year ended December 31, 1999. This increase was primarily attributable to increased revenues from WebTV which increased from $4.8 million for the year ended December 31, 1998 to $8.8 million for the year ended December 31, 1999, and ZipDial revenues which increased from $32,000 for the year ended December 31, 1988 to $2.1 million for the year ended December 31, 1999. During this period, revenues from direct retail users decreased from $1.9 million for the year ended December 31, 1998 to $1.6 million for the year ended December 31, 1999. As in prior years, this decrease reflects our decision to shift our business and marketing strategy from the provision of direct retail service to wholesale service for Internet service providers.

    COST OF REVENUES. Cost of revenues increased 55.6% from $6.3 million for the year ended December 31, 1998 to $9.8 million for the year ended
December 31, 1999. Substantially all of this increase was due to telecommunications costs reflecting the expansion of our network infrastructure during 1999. Costs for collocation for SuperPoPs increased in 1999 as the number of SuperPoPs increased from 18 at December 31, 1998 to 28 at December 31, 1999.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 57.7% from $5.2 million for the year ended December 31, 1998 to $8.2 million for the year ended December 31, 1999. This increase was primarily due to an increase in salary, recruitment fees and related payroll costs which represented 63.9% of the total increase for the year. Additionally, marketing expenses increased as a result of an effort to create brand awareness and market perception. This increase represented 29.2% of the total increase in overall selling, general and administrative costs.

    DEPRECIATION AND AMORTIZATION.  Depreciation expense increased from
$2.6 million for the year ended December 31, 1998 to $4.0 million for the year ended December 31, 1999. This increase was principally due to the effect of a full year of depreciation on capital expenditures acquired in 1998 totaling $6.8 million in support of the network expansion and the improvement of the network operations.

    INTEREST EXPENSE. Interest expense decreased from $1.3 million for the year ended December 31, 1998 to $0.7 million for the year ended December 31, 1999. Substantially all of this decrease was due to the repayment of $20.0 million in debt outstanding under our line of credit with the proceeds from the IPO and conversion of the convertible debentures held by Nortel Networks to common stock.

    INTEREST INCOME. Interest income increased from $40,000 for the year ended December 31, 1998 to $670,000 for the year ended December 31, 1999. The increase was primarily due to the investment of the net proceeds from our IPO in the form of commercial paper and repurchase agreements backed by U.S. Treasury securities.

    INCOME TAXES. Upon the consummation of our reorganization (May 25, 1999), we began accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Had we applied the provisions of SFAS No. 109 for the period from inception (November 21, 1995) through December 31, 1999, the deferred tax asset generated, primarily from net operating loss carryforwards, would have been offset by a full valuation allowance.

    Prior to our reorganization there was no benefit for federal and state income taxes reported in the financial statements as ZipLink had been taxed as a partnership since inception. Therefore, for the periods through the date of the reorganization, the federal and state tax effects of the tax losses were recorded by the members of the limited liability company in their respective income tax returns.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUES

    Revenues increased 36.5% from $5.2 million for the year ended December 31, 1997 to $7.1 million for the year ended December 31, 1998. Substantially all of this increase resulted from WebTV revenues which increased from $2.5 million for the year ended December 31, 1997 to $4.8 million for the year ended
December 31, 1998. During this period, revenues from direct retail users decreased from $2.1 million for the year ended December 31, 1997 to $1.9 million for the year ended December 31, 1998. This decrease reflects our decision to shift our business and marketing strategy from the provision of direct retail service to wholesale service for ISPs. We launched our ZipDial program in November 1998. Revenues from ZipDial services for the year ended December 31, 1998 were $32,000.

COST OF REVENUES

    Cost of revenues increased 96.9% from $3.2 million for the year ended December 31, 1997 to $6.3 million for the year ended December 31, 1998. Substantially all of this increase was due to telecommunications costs reflecting the expansion of our network infrastructure during 1998. Costs for collocation for SuperPoPs increased in 1998 as the number of SuperPoPs increased from 10 at December 31, 1997 to 18 at December 31, 1998.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses decreased 20.0% from $6.5 million for the year ended December 31, 1997 to $5.2 million for the year ended December 31, 1998. This decrease was principally due to a substantial reduction in employees during 1997, most of the cost savings of which was not realized until 1998. This reduction in employees resulted from the termination of customer support provided by ZipLink under an agreement with Delphi Internet Services, Inc. related to the acquisition of the Delphi assets and our shift in focus from the direct retail market to the wholesale Internet access market.

DEPRECIATION AND AMORTIZATION

    Depreciation expense increased from $1.1 million for the year ended
December 31, 1997 to $2.6 million for the year ended December 31, 1998. This increase was principally due to additional capital expenditures incurred in 1998 for network infrastructure and the effect of a full year of depreciation on assets acquired during 1997.

INTEREST EXPENSE

    Interest expense increased from $1.1 million for the year ended
December 31, 1997 to $1.3 million for the year ended December 31, 1998. Substantially all of this increase was due to interest on convertible debt funded by Nortel Networks during 1998 and increased borrowing in 1998 on our line of credit.

LIQUIDITY AND CAPITAL RESOURCES

    We completed our IPO in June 1999, raising net proceeds of $44.2 million. We used a portion of the net proceeds to repay $20.0 million of indebtedness under our line of credit with Fleet Bank. Until our IPO, we had financed our operations primarily from investments and advances from Henry and Eric Zachs and their affiliates, loans from commercial banks, including Fleet Bank, supported by Henry Zachs and/or Eric Zachs' personal guarantee and investments of equity and debt from Nortel Networks. Since our inception the principal uses of cash have been to fund working capital requirements and capital expenditure programs. We had cash and cash equivalents of $17.4 million and working capital of $13.8 million at December 31, 1999.

    Net cash used in operating activities was $4.8 million, $8.9 million and $3.4 million for the years ended December 31, 1999, 1998, and 1997, respectively. Net cash used in operating activities for the year ended
December 31,1999 was primarily attributable to our net loss, increases in accounts receivable and prepaid expenses and decreases in amounts due to affiliates partially offset by depreciation and amortization and the increases in accounts payable and deferred revenue. Net cash used in operating activities for the year ended December 31, 1998 was primarily attributable to our net loss and decreases in accounts payable, partially offset by depreciation and amortization, compensation expenses associated with the granting of unit options and a warrant and the increases in accrued expenses. Net cash used in operating activities for the year ended December 31, 1997, was primarily attributable to our net loss and decreases in amounts due to affiliates, partially offset by depreciation and amortization and the increases in accounts payable.

    Net cash used in investing activities was $3.9 million, $1.3 million and $7.0 million for the years ended December 31, 1999, 1998, and 1997, respectively, and consisted primarily of capital expenditures in each year. Additionally, we acquired $6.5 million of equipment under capital leases.

    Net cash provided by financing activities was $25.5 million, $9.7 million and $11.1 million for the years ended December 31, 1999, 1998, and 1997, respectively. In 1999, net cash from financing activities included net proceeds from our IPO totaling $44.2 million, $2.4 million from our line of credit, and repayment of our line of credit of $20 million. During 1998, net cash provided by financing activities included $7.5 million of convertible debt from Nortel Networks and $2.6 million from our line of credit. Net cash provided by financing activities includes approximately $2.5 million of net distributions to Henry and Eric Zachs and their affiliates in 1997, as well as loans from commercial banks, such loans being supported by Henry Zachs and/or Eric Zachs' personal guarantee. We had a Fleet Bank line of credit which was increased to $20.0 million in October 1998 and to $25.0 million in April 1999. All outstanding borrowings were repaid from the proceeds of the IPO and the facility was terminated.

    As of December 31, 1999, we had capital equipment lease obligations of $6.1 million and noncancellable operating lease commitments of $4.0 million. Capital expenditures in 2000 are expected to be approximately $23.0 to $30.0 million for the expansion of our network at new and existing SuperPoPS, and network systems infrastructure improvements, including billing and circuit provisioning systems. In November 1999, the Company secured $10.5 million of capital lease financing, of which $6.5 million was used for network equipment purchases during 1999. We currently anticipate that we will utilize capital lease financing for most of our network equipment purchases in the year 2000.

    We believe that funds provided from operations and our existing cash and cash equivalent balances should be sufficient to execute our operating plan through 2000. We are currently seeking a public or private debt or equity financing. The proceeds from such a financing would be used to further expand our network, for working capital and other general corporate purposes, including investments in strategic partnerships and further acquisitions. There can be no assurance that we will be able to obtain such financing on reasonable terms, if at all.

OTHER POSSIBLE STRATEGIC RELATIONSHIPS AND ACQUISITIONS

    ZipLink anticipates that it will continue to seek to develop relationships with strategic partners, both domestically and internationally, and to acquire assets, including, without limitation, additional telecommunications bandwidth, and businesses and make investments (including venture capital investments) principally relating to or complementary to our existing business. Certain of these strategic relationships may involve other telecommunications or Internet companies that desire to enter into joint marketing and services arrangements with us pursuant to which we would provide Internet and Internet-related services to such companies. Such transactions, if deemed appropriate by ZipLink, may also be effected in conjunction with an equity or debt investment by such companies in ZipLink. Such relationships and acquisitions may require additional financing. There can be no assurance that we will be able to obtain such financing on reasonable terms, if at all.

RECENT ACCOUNTING PRONOUNCEMENT

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition." This bulletin established guidelines for revenue recognition and is effective for the second quarter of 2000. We do not expect that the adoption of this guidance to have a material impact on our financial condition or results of operations.

    In June 1998, the Financial Standards Board issued Statement of Financial Accounting Standards, No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 123, as amended by SFAS No. 137, will be effective for our financial reporting beginning in the first quarter of 2001. SFAS No. 133 will require us to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for gains and losses from changes in the fair value of a particular derivative will depend on the intended use of the derivative. We do not expect the adoption of SFAS No. 133 to have a material impact on our results of operations or financial position.

IMPACT OF THE YEAR 2000

    The Company implemented a comprehensive Year 2000 Compliance Project during 1999 that was completed during the last quarter of 1999. As of March 2000, we have not experienced any significant adverse effects relating to the year 2000 computer issue. All major initiatives of the compliance project were completed during the year including the following:

    - Independent assessment of Year 2000 Compliance Project was completed by a national consulting firm

    - Testing of all network hardware and software was completed

    - Required upgrades or replacements of network hardware equipment and software

    - All significant suppliers and customers were contacted to ascertain their Year 2000 status

    - Internal IT and system administration hardware equipment and software were tested with non-compliant items successfully upgraded or replaced

    - Network traffic redundancy plan was developed and implemented in the event sites failed due to compliance issues

    - Contingency plans established for each function to remedy any potential disruption of operations

    As of December 31, 1999, we had spent approximately $105,000 correcting incidents of non-compliance, exclusive of internal costs. However, there can be no assurance that currently unidentified Year 2000 issues, if any, will not arise, especially in areas outside ZipLink; that these or other factors relating to Year 2000 compliance issues will not have a material adverse effect on our business, financial condition or results of operations; or that additional resources needed to address these issues will not be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our investment portfolio is generally comprised of commercial paper. We place investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio. A 10% move in interest rates as of December 31, 1999 would have an immaterial effect on our net loss and the carrying value of its investments over the next fiscal year.

    For 1999 all of our sales, cost of sales and operating expenses are transacted in U.S. dollars. Accordingly, our results of operations are not subject to foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been incurred by us to date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 ZIPLINK, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS....................     34

BALANCE SHEETS..............................................     35

STATEMENT OF OPERATIONS.....................................     36

STATEMENTS OF CHANGES IN MEMBERS' DEFICIT/STOCKHOLDERS'
  EQUITY....................................................     37

STATEMENTS OF CASH FLOWS....................................     38

NOTES TO FINANCIAL STATEMENTS...............................     39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ZipLink, Inc:

    We have audited the accompanying balance sheets of ZipLink, Inc. (a Delaware corporation) as of December 31, 1999 and 1998, and the related statements of operations, members' deficit/stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZipLink, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Boston, Massachusetts
February 21, 2000

                                 ZIPLINK, INC.

                                 BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................  $17,384    $    512
  Accounts receivable, net of allowance for doubtful
    accounts of approximately $35 and $68 in 1999 and 1998,
    respectively............................................    1,491         679
  Prepaid expenses and other current assets.................    2,256          71
                                                              -------    --------
      Total current assets..................................   21,131       1,262
  Property and Equipment, net...............................   15,917       9,803
  Other Long-term Assets....................................    1,557         109
                                                              -------    --------
      Total assets..........................................  $38,605    $ 11,174
                                                              =======    ========
   LIABILITIES AND MEMBERS' DEFICIT/STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of convertible debentures.................  $    --    $    500
  Current portion of capital lease obligation...............    2,197         465
  Accounts payable..........................................    3,511       1,077
  Accrued expenses..........................................    1,550       1,686
  Deferred revenue..........................................       95         120
  Amounts due to affiliates, net............................       --         476
                                                              -------    --------
  Total current liabilities.................................    7,353       4,324
  Note Payable to Bank......................................       --      17,600
  Capital Lease Obligation, less current portion............    3,943         339
  Convertible Debentures....................................       --       7,000
                                                              -------    --------
      Total liabilities.....................................   11,296      29,263

Commitments and Contingencies (Note 11)

Common Stock ($0.001 par value)
Authorized--50,000 shares
Issued and outstanding--12,770 and 0 shares at December 31,
  1999 and 1998, respectively...............................       13          --
Additional paid-in capital..................................   60,690          --
Accumulated deficit.........................................  (33,320)         --
Deferred stock-based compensation...........................      (74)         --
Members' deficit............................................       --     (18,089)
                                                              -------    --------
Total members' deficit/stockholders' equity.................   27,309     (18,089)
                                                              -------    --------
Total liabilities and members' deficit/stockholders'
  equity....................................................  $38,605    $ 11,174
                                                              =======    ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                 ZIPLINK, INC.

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues                                                      $12,717    $ 7,088    $ 5,236
                                                              -------    -------    -------
Costs and Expenses:
  Cost of revenues..........................................    9,760      6,271      3,187
  Selling, general and administrative.......................    8,214      5,174      6,508
  Depreciation and amortization.............................    4,006      2,637      1,084
                                                              -------    -------    -------
      Total costs and expenses..............................   21,980     14,082     10,779
                                                              -------    -------    -------
      Loss from operations..................................   (9,263)    (6,994)    (5,543)
                                                              -------    -------    -------
Other Expenses:
  Interest expense..........................................     (704)    (1,344)    (1,097)
  Interest income...........................................      669         37         --
  Other expense.............................................      (38)      (145)       (69)
                                                              -------    -------    -------
      Total other expenses..................................      (73)    (1,452)    (1,166)
                                                              -------    -------    -------
      Net loss..............................................  $(9,336)   $(8,446)   $(6,709)
                                                              =======    =======    =======
Net Loss per Share/Unit:
      Net loss per share/unit--basic and diluted............  $ (0.86)   $ (0.85)   $ (0.75)
                                                              =======    =======    =======
      Weighted average shares/units--basic and diluted......   10,911      9,899      8,964
                                                              =======    =======    =======

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                 ZIPLINK, INC.
            STATEMENTS OF MEMBERS' DEFICIT AND STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDING DECEMBER 31, 1997, 1998, AND 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             COMMON STOCK        ADD'L                                TOTAL
                                               TOTAL     --------------------    PAID-     ACCUMU-                    STOCK-
                        CAPITAL     SENIOR    MEMBERS'                 PAR        IN-       LATED     STOCK-BASED    HOLDERS'
                        MEMBERS    MEMBERS    DEFICIT     SHARES     ($.001)    CAPITAL    DEFICIT    COMPENSATION    EQUITY
                        --------   --------   --------   --------   ---------   --------   --------   ------------   --------
MEMBERS' DEFICIT
December 31, 1996.....  $(3,024)    $   --    $(3,024)    $   --    $     --    $    --    $     --      $   --      $     --
Net loss..............   (6,694)       (15)    (6,709)        --          --         --          --          --            --
Members' contribution,
  net of
  distributions.......   (2,515)     2,500        (15)        --          --         --          --          --            --
                        -------     ------    -------     ------    ---------   -------    --------      ------      --------
Members' Deficit,
  December 31, 1997...  (12,233)     2,485     (9,748)        --          --         --          --          --            --
Net loss..............   (7,601)      (845)    (8,446)        --          --         --          --          --            --
Compensation
  associated with the
  issuance of unit
  options and
  warrants............       94         11        105         --          --         --          --          --            --
                        -------     ------    -------     ------    ---------   -------    --------      ------      --------
Members' Deficit,
  December 31, 1998...  (19,740)     1,651    (18,089)        --          --         --          --          --            --
Members'
  contributions.......      180         --        180         --          --         --          --          --            --
Reorganization and
  conversion of
  membership units to
  common stock........   19,560     (1,651)    17,909      8,193           8      6,069     (23,984)         (2)      (17,909)
Compensation
  associated with the
  issuance of unit
  options.............       --         --         --         --          --         --          --          54            54
Issuance of common
  stock, net of
  issuance costs of
  $4,832..............       --         --         --      3,500           4     44,164          --          --        44,168
Conversion of
  convertible
  debentures to common
  stock...............       --         --         --        807           1      7,499          --          --         7,500
Issuance of common
  stock for
  telecommunication
  services............       --         --         --        217          --      2,700          --          --         2,700
Deferred stock
  compensation........       --         --         --                               126          --        (126)           --
Issuance of common
  stock through stock
  option exercise.....       --         --         --         53          --        132          --          --           132
Net loss..............       --         --         --         --          --         --      (9,336)         --        (9,336)
                        -------     ------    -------     ------    ---------   -------    --------      ------      --------
Stockholders' equity
  as of December 31,
  1999................  $    --     $   --    $    --     12,770    $     13    $60,690    $(33,320)     $  (74)     $ 27,309
                        =======     ======    =======     ======    =========   =======    ========      ======      ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                 ZIPLINK, INC.

                            STATEMENTS OF CASH FLOWS

                                                                         DECEMBER 31,
                                                              ----------------------------------
                                                                  1999         1998       1997
                                                              ------------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $     (9,336)  $(8,446)   $(6,709)
  Adjustments to reconcile net loss to net cash used in
    operating activities--
    Noncash telecommunications expense......................            42        --         --
    Depreciation and amortization...........................         4,006     2,637      1,084
    Loss on disposal of property and equipment..............            38       144         53
    Compensation expense associated with the granting of
      options and warrants..................................            54       105         --
    Changes in operating assets and liabilities--
      Accounts receivable, net..............................          (812)     (204)      (315)
      Prepaid expenses and other current assets.............          (761)      (15)        57
      Accounts payable......................................         2,434    (3,959)     3,477
      Accrued expenses......................................            44       912       (473)
      Deferred revenue......................................           (25)     (109)        52
      Due to affiliates, net................................          (476)       (3)      (579)
                                                              ------------   -------    -------
        Net cash used in operating activities...............        (4,792)   (8,938)    (3,353)
                                                              ------------   -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................        (3,692)   (1,313)    (6,970)
  Proceeds from sale of property and equipment..............            49        --         21
  Increase in other assets..................................          (214)       (8)       (20)
                                                              ------------   -------    -------
        Net cash used in investing activities...............        (3,857)   (1,321)    (6,969)
                                                              ------------   -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible debentures......................            --     7,500         --
  Net proceeds from sale of common stock....................        44,168        --         --
  Proceeds from exercise of stock options...................           132        --         --
  Net proceeds from borrowings under notes payable..........         2,400     2,600     11,450
  Payments on notes payable.................................       (20,000)       --         --
  Payments of principal made on capital lease obligations...        (1,179)     (410)      (333)
  Members' contributions....................................            --        --      2,500
  Members' distributions....................................            --        --     (2,515)
                                                              ------------   -------    -------
        Net cash provided by financing activities...........        25,521     9,690     11,102
                                                              ------------   -------    -------
        Net increase (decrease) in cash and cash
          equivalents.......................................        16,872      (569)       780
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................           512     1,081        301
                                                              ------------   -------    -------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $     17,384   $   512    $ 1,081
                                                              ============   =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $        788   $ 1,242    $ 1,034
                                                              ============   =======    =======
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING
  ACTIVITIES:
  Forgiveness of accrued compensation by Capital Member.....  $        180   $    --    $    --
                                                              ============   =======    =======
  Conversion of debentures to common stock..................  $      7,500   $    --    $    --
                                                              ============   =======    =======
  Issuance of common stock for telecommunication services...  $      2,700   $    --    $    --
                                                              ============   =======    =======
  Acquisition of equipment pursuant to capital lease
    obligation..............................................  $      6,515   $    --    $ 1,546
                                                              ============   =======    =======
  Conversion of membership units to common stock............  $     17,909   $    --    $    --
                                                              ============   =======    =======

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                 ZIPLINK, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION AND NATURE OF OPERATIONS

    ZipLink, Inc. (the Company) is a provider of wholesale Internet connectivity services in the United States and Canada to Internet service providers and developers and vendors of Internet appliances. The Company operates in a single operating industry segment.

    The Company was formed as a wholly-owned subsidiary of ZipLink, LLC on March 9, 1999. ZipLink, LLC was organized as a Delaware LLC from a Connecticut LLC on March 9, 1999. On May 25, 1999, ZipLink, LLC was reorganized from a limited liability company to a corporation. In connection with this reorganization all of the membership units in ZipLink, LLC were transferred to and merged with and into the Company, and as a result of which, all of the assets and liabilities of ZipLink, LLC were transferred to the Company. As these entities are under common control, the merger transaction has been accounted for as a reorganization of entities under common control similar to a pooling of interest.

(2) SIGNIFICANT ACCOUNTING POLICIES

    The accompanying financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying notes to financial statements.

    (A) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (B) CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market, and include investments in commercial paper and repurchase agreements backed by U.S. Treasury securities. The Company's cash equivalents are invested in financial instruments with high credit ratings. The estimated fair value of these financial instruments approximate their carrying value.

    (C) REVENUE RECOGNITION

    The Company recognizes revenue over the period in which the services are performed. Deferred revenue represents advanced service billings to customers and was $94,959 and $119,672 at December 31, 1999 and 1998, respectively.

    (D) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable, amounts due to affiliates, notes payable, and convertible debentures approximate their fair value at December 31, 1999 and 1998.

                                 ZIPLINK, INC.

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (E) CONCENTRATION OF CREDIT RISK

    Statement of Financial Accounting Standards (SFAS) No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, AND FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT RISK requires disclosure of any significant off-balance-sheet and credit risk concentrations. The financial instruments that potentially subject the Company to concentrations of credit risk are principally accounts receivable. Concentrations of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To control credit risk, the Company performs credit evaluations of its customers and has recorded allowances for estimated losses.

    One customer accounted for approximately 52% and 85% of the Company's accounts receivable at December 31, 1999 and 1998, respectively.

    (F) DEPRECIATION AND AMORTIZATION

    The Company provides for depreciation and amortization by charges to operations in amounts estimated to allocate the cost of property over the estimated useful lives of the assets on a straightline basis as follows:

DESCRIPTION                                                   ESTIMATED USEFUL LIVES
-----------                                                   ----------------------
Network equipment...........................................  3-5 years
Computer equipment and software.............................  3-5 years
Leasehold improvements......................................  Life of the lease
Furniture, fixtures and equipment...........................  5 years

    Expenditures for major renewals and betterments are capitalized. Expenditures for maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred.

    (G) TRANSACTIONS WITH AFFILIATES

    The Company collected and disbursed funds on behalf of other entities owned by certain former Capital members of the Company while organized as ZipLink, LLC. The amount of non-interest bearing advances due these entities is $0 and $476,140 at December 31, 1999 and 1998, respectively. All amounts were paid in March 1999.

    (H) LONG-LIVED ASSETS

    The Company assesses the realizability of its assets in accordance with SFAS No. 121, ACCOUNTING FOR LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 requires, among other things, that long-lived assets and certain related intangible assets be reviewed for impairment by comparing the fair value of the assets with their carrying amount. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets. Accordingly, the Company assesses the realizability of long-lived assets in accordance with SFAS No. 121. The Company does not believe that any impairment currently exists.

                                 ZIPLINK, INC.

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (I) STOCK-BASED COMPENSATION

    The Company has adopted SFAS No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 defines a fair-value-based method of accounting for employee stock options and other stock-based compensation. The compensation expense arising from this method of accounting can be reflected in the financial statements or alternatively for employee stock options, pro forma net income and earnings per share effect of the fair-value-based accounting can be disclosed in the financial footnotes. The Company has adopted the disclosure-only alternative for employee stock options.

    (J) NET LOSS PER UNIT AND NET LOSS PER SHARE

    The Company has adopted SFAS No. 128, EARNINGS PER SHARE. In accordance with SFAS No.128, basic net loss per common share/unit is computed using the weighted average number of shares of common share/units outstanding during the period. Diluted net loss per common share/unit is the same as basic net loss per common share/unit since the effects of the Company's potential common share/ unit equivalents are antidilutive. In accordance with Staff Accounting Bulletin
No. 98, the Company has determined that there were no nominal issuances of common share/units or potential common share/ units in the period prior to the Company's initial public offering.

    The calculation of basic and diluted net loss per share is as follows (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Basic and diluted net loss per share:
Net loss....................................................  $(9,336)   $    --    $    --
                                                              =======    =======    =======
Weighted average shares outstanding.........................   10,911         --         --
Effect of dilutive securities...............................       --         --         --
                                                              -------    -------    -------
Shares used in computing basic and diluted net loss per
  share.....................................................   10,911         --         --
                                                              =======    =======    =======

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Basic and diluted net loss per unit:
Net loss....................................................  $    --    $(8,446)   $(6,709)
                                                              =======    =======    =======
Weighted average units outstanding..........................       --      9,899      8,964
Effect of dilutive securities...............................       --         --         --
                                                              -------    -------    -------
Units used in computing basic and diluted net loss per
  unit......................................................       --      9,899      8,964
                                                              =======    =======    =======

    Antidilutive securities that are not included in earnings per share/unit are 836,457 shares, 574,459 units and 9,170 units at December 31, 1999, 1998 and 1997, respectively.

    (K) COMPREHENSIVE LOSS

    The Company has adopted SFAS No. 130, REPORTING COMPREHENSIVE LOSS which requires disclosure of all components of comprehensive loss on an annual and interim basis. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and

                                 ZIPLINK, INC.

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) circumstances from nonowner sources. Comprehensive loss is equal to net loss for all periods presented.

    (L) RECLASSIFICATIONS

    Certain amounts in the prior years financial statements have been reclassified to conform to the current year's presentation.

    (M) RECENT ACCOUNTING PRONOUNCEMENT

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition." This bulletin established guidelines for revenue recognition and is effective for the second quarter of 2000. We do not expect that the adoption of this methodology to have a material impact on our financial condition or results of operations.

    In June 1998, the Financial Standards Board issued Statement of Financial Accounting Standards, No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 123, as amended by SFAS No. 137, will be effective for our financial reporting beginning in the first quarter of fiscal 2001. SFAS No. 133 will require us to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for gains and losses from changes in the fair value of a particular derivative will depend on the intended use of the derivative. We do not expect the adoption of SFAS
No. 133 to have a material impact on our results of operations or financial position.

(3) SIGNIFICANT CUSTOMER

    In October 1996, the Company entered into a wholesale network services agreement with WebTV Networks (WebTV). Under the terms of this agreement, the Company provides dial-up connectivity between WebTV subscribers and WebTV's own Internet access facility over the ZipLink network. In October 1999, this agreement was amended to expand the existing relationship to permit connectivity for additional Microsoft entities over the term of the contract, which has been extended through December 2002.

    During the three years ended December 31, 1999, 1998 and 1997, WebTV represented approximately 69%, 68% and 48%, respectively, of the Company's revenues.

(4) SIGNIFICANT VENDORS

    The Company relies on several companies to supply certain key components of its network infrastructure. Six companies provide the backbone data communications facilities and capacity for the Company. The Company is also dependent upon local exchange carriers to provide telecommunications services to the Company and its customers. These components include critical telecommunications services and networking equipment, which are available from sole or limited sources. Two companies are the sole suppliers of the servers primarily used in the Company's network infrastructure.

                                 ZIPLINK, INC.

(5) DETAIL OF FINANCIAL STATEMENT COMPONENTS

    Property and equipment consisted of the following (in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Network equipment.........................................  $22,341    $12,659
Computer equipment and software...........................      579        357
Leasehold improvements....................................      784        757
Furniture, fixtures and equipment.........................      209        128
                                                            -------    -------
                                                             23,913     13,901
Accumulated depreciation and amortization.................   (7,996)    (4,098)
                                                            -------    -------
                                                            $15,917    $ 9,803
                                                            =======    =======

    Accrued expenses consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Accrued payroll and related.................................   $  631     $  408
Accrued installation costs..................................       --        566
Accrued professional fees...................................       97        228
Accrued other...............................................      822        484
                                                               ------     ------
                                                               $1,550     $1,686
                                                               ======     ======

(6) INCOME TAXES

    Prior to its reorganization to a corporation in May 1999, the Company was organized as an LLC where taxation did not occur at the Company level, but was shared individually by the Members. Accordingly, no provision for federal or state income taxes was required in the accompanying statements of operations for the period from January 1, 1999 through May 26, 1999 and for the years ended December 31, 1998 and 1997.

    Since the reorganization to a corporation in May 1999, the Company is subject to federal and state income tax based upon the taxable income generated after the date of the reorganization and hereby accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires recognition of future tax effects attributable to certain deductible temporary differences between the financial statements and income tax bases of assets and liabilities.

    At December 31, 1999, the Company had a net operating loss (NOL) carryforward for income tax purposes of approximately $5,904,000 which expires in 2019. The Internal Revenue Code contains provisions that may limit the Company's utilization of NOL carryforwards available to be used in any given year in the event of significant changes in the ownership interest of the Company, as defined.

    The Company has recorded a valuation allowance against its deferred tax assets due to the uncertainty surrounding the timing of the realization of these tax benefits. Realization of these tax benefits is dependent on generating sufficient taxable income.

                                 ZIPLINK, INC.

(6) INCOME TAXES (CONTINUED)

    The components of the deferred tax asset are as follows (in thousands):

                                                                1999       1998
                                                              --------   --------
Net operating loss carryforwards............................   $2,338      $ --
Allowance for doubtful accounts.............................       14        27
Accrued liabilities.........................................      269       226
Depreciation................................................      (62)      (61)
                                                               ------      ----
  Total deferred tax asset..................................    2,559       192
Valuation allowance.........................................   (2,559)     (192)
                                                               ------      ----
  Net deferred tax asset....................................   $   --      $ --
                                                               ======      ====

    The reconciliation of the difference between the statutory rate to the effective rate is as follows:

                                                               1999       1998       1997
                                                             --------   --------   --------
Federal statutory rate.....................................     34  %       0%         0%
State taxes, net of federal benefit........................      6  %       0%         0%
Change in valuation allowance..............................    (40)%       --         --
                                                               ---         --         --
Effective tax rate.........................................     --  %      --%        --%
                                                               ===         ==         ==

(7)  NOTE PAYABLE

    On March 31, 1998, the Company entered into a revolving credit agreement, as amended on October 15, 1998 (the Financing Agreement) that provides for borrowings up to $20,000,000 and matures on April 1, 2001. Borrowings under the Financing Agreement were for working capital purposes and were secured by a pledge of certain collateral owned by a Capital Member of the Company and substantially all the assets of the Company.

    In March 1999, the Capital Member agreed to personally guarantee an additional $10,000,000 of borrowings from an institutional lender (Additional Guarantee). The Additional Guarantee expired upon the closing of the IPO. In June 1999, the Company used the proceeds from its IPO to repay the outstanding balances under the Financing Agreement totaling $20,000,000. This facility was terminated upon the closing of the IPO.

(8)  CONVERTIBLE DEBENTURES

    In 1997, the Company entered into two unsecured convertible debenture agreements (the Debenture Agreements) with a Senior Member (Nortel Networks) for $2.5 million and $5.0 million, Debenture One and Debenture Two, respectively. In 1998, the Company received proceeds of $7.5 million under these Debenture Agreements.

    On June 1, 1999, concurrent with the closing of the IPO, the Company issued to Nortel Networks, 450,000 unregistered shares of common stock upon the conversion of Debenture One at a conversion price of $5.56 per share and 357,143 unregistered shares of common stock upon the conversion of Debenture Two at a conversion price of $14.00 per share.

                                 ZIPLINK, INC.

(9)  MEMBERS' EQUITY

    At December 31, 1998, the Company's membership was comprised of the three Capital Members--85.4% (all Zachs family members and/or partnerships), one Senior Member--10% (Nortel Networks) and one Service Member--4.6% (the Company's President).

    The Capital Members contributed an aggregate of $9,500 for their initial interests, Nortel Networks contributed $2,500,000 for its interest and the Service Member received his interest for no consideration. The estimated fair market value of the Service Member's interest was not material at the date of grant.

    Losses of the Company were allocated first, to Senior Members based on their percentage interest, second, until the cumulative amount of losses equals the cumulative amount of income previously allocated to the Members in the same proportions in which such income was allocated and the balance, if any, to all Capital Members in proportion to their percentage interests. No allocation was made to the Service Member.

    On January 1, 1998, the Company effected a ten-for-one unit split. The accompanying financial statements have been retroactively restated to reflect this unit split.

    In December 1997, the Company entered into a securities purchase agreement (the Securities Agreement) with Nortel Networks for the purchase of a 10% interest in the Company for an aggregate investment of $2.5 million. In connection with the Securities Agreement, the Company also entered into two unsecured convertible debentures (see Note 8).

(10)  STOCKHOLDERS' EQUITY

    REORGANIZATION

    In March 1999, prior to the closing of the IPO, all of the membership units in the Delaware LLC were transferred to ZipLink, Inc. Following such transfer of membership units the ZipLink LLC was merged with and into ZipLink, Inc. as a result of which all of the assets and liabilities of ZipLink LLC were transferred to ZipLink, Inc. In connection with such transfer of membership units and merger, each membership unit in ZipLink LLC (other than membership units held by Nortel Networks and the Zachs Family Limited Partnership Number
One) was exchanged into approximately 0.8 shares of common stock of ZipLink, Inc., each option and warrant to acquire a membership unit in the ZipLink LLC was exchanged for an option or warrant, as the case may be, to purchase approximately 0.8 common shares of ZipLink, Inc., each membership unit held by Nortel Networks was exchanged into approximately 0.8 shares of common stock, and each membership unit in the Delaware LLC held by The Zachs Family Limited Partnership Number One was exchanged into approximately 0.8 shares of common stock. As these entities are under common control, the merger transaction has been accounted for as a reorganization of entities under common control similar to a pooling of interest.

COMMON STOCK

    The authorized common stock consists of 50,000,000 shares of common stock, par value $0.001 per share, of which 1,500,000 shares are reserved for the issuance of stock options. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. There are no preemptive rights and no right to convert into any other securities.

                                 ZIPLINK, INC.

(10)  STOCKHOLDERS' EQUITY (CONTINUED)
    On May 26, 1999, the Company sold 3,500,000 shares of its common stock at $14.00 per share in an IPO resulting in net proceeds of $44,168,000 (after underwriting discounts of $3,430,000 and other expenses of approximately $1,402,000).

PREFERRED STOCK

    The Board of Directors is authorized to issue Preferred Stock up to 1,000,000 shares in one or more series and may determine the number of shares in each series and may fix designations and preferences, including voting and dividend rights for each of these series. There were no issued or outstanding shares of Preferred Stock at December 31, 1999.

WARRANTS

    In 1997, the Company issued warrants to purchase 58,521 shares of common stock at an exercise price of $1.71 per share which are fully vested and unexercised as of December 31, 1999. The Company valued these warrants using the Black-Scholes option pricing model and has recorded an expense of approximately $97,000 during the year ended December 31, 1998.

STOCK-BASED COMPENSATION

    During 1999, the Company granted options to purchase 30,000 shares of common stock to employees that resulted in stock-based compensation of $84,000. The stock-based compensation is being amortized over the vesting period of five years, and the Company recognized $9,800 of compensation expense related to these options during 1999.

    In 1998, the Company granted 28,500 unit options to non-employees. The Company has valued these options at $53,295, as of December 31, 1999, using the Black-Scholes option pricing model as prescribed in SFAS No. 123. The Company is amortizing the expense associated with these options over the vesting period of the options. During 1999 and 1998, the Company recognized $44,506 and $8,789, respectively, of compensation expense associated with these options.

STOCK OPTION PLAN

    In April 1999, the Company adopted as the ZipLink, Inc. 1999 Stock Option Plan (the Stock Option Plan). All outstanding options and warrants to purchase membership interests in ZipLink, LLC were assumed by ZipLink, Inc. and were converted into stock options and warrants to purchase shares of common stock.

    Under the ZipLink, LLC Unit Option Plan (the Unit Plan), options generally vest over a five year period, except that 50% of the unvested portion of any option became vested concurrent with the consummation of the IPO. The outstanding unit options to purchase membership units in ZipLink, LLC totaled 446,704 and were converted into common stock options to purchase 364,470 shares at an average exercise price of $2.67 per share. Each unit option was converted into a common stock option based upon a ratio of approximately .82 shares of common stock for each option.

    The Stock Option Plan provides for a maximum grant of 1,500,000 shares of common stock to eligible employees, consultants, directors and its affiliates. Options may be exercisable at varying dates vesting over a five-year period. The options expire 10 years from the dates of grant and the Stock

                                 ZIPLINK, INC.

(10)  STOCKHOLDERS' EQUITY (CONTINUED)
Option Plan terminates ten years from the date of adoption. Under the terms of the Stock Option Plan, incentive stock options may not be granted at a price less than fair market value at the date of grant, as determined by the Board of Directors. Nonqualified options may be granted at a minimum option price not less than the par value of the common stock.

    The following table summarizes the option activity as follows:

                                                     1997                  1998                  1999
                                              -------------------   -------------------   -------------------
                                                         WEIGHTED              WEIGHTED              WEIGHTED
                                                         AVERAGE               AVERAGE               AVERAGE
                                                         EXERCISE              EXERCISE              EXERCISE
                                              OPTIONS     PRICE     OPTIONS     PRICE     OPTIONS     PRICE
                                              --------   --------   --------   --------   --------   --------
Options outstanding at beginning of fiscal
  year......................................    55,044    $0.22       9,170     $1.46      450,864    $ 2.20
  Conversion of membership units to
    options.................................        --       --          --        --      (82,234)   $ 2.18
  Granted...................................    82,566    $1.46     452,369     $2.18      570,100    $12.86
  Exercised.................................        --       --          --        --      (52,759)   $ 2.50
  Canceled..................................  (128,440)   $0.93     (10,675)    $1.61     (108,035)   $ 7.88
                                                    --       --          --        --           --        --
                                              --------    -----     -------     -----     --------    ------
Options outstanding at end of year..........     9,170    $1.46     450,864     $2.20      777,936    $ 9.43
                                              ========    =====     =======     =====     ========    ======

    The following table summarizes information about the Company's stock options outstanding at December 31, 1999:

                                                            WEIGHTED
                                                             AVERAGE                  OPTIONS
                                                            REMAINING    WEIGHTED   EXERCISABLE   WEIGHTED
                                               OPTIONS     CONTRACTUAL   AVERAGE      NUMBER      AVERAGE
RANGE OF                                     OUTSTANDING      LIFE       EXERCISE   EXERCISABLE   EXERCISE
EXERCISE PRICES                              AT 12/31/99     (YEARS)      PRICE     AT 12/31/99    PRICE
---------------                              -----------   -----------   --------   -----------   --------
$1.79-$3.06...............................     261,086         8.81       $ 2.76      140,526      $2.75
$10.50-$11.20.............................     186,500         9.70       $10.67           --         --
$14.00....................................     330,350         9.40       $14.00           --         --
                                               -------         ----       ------      -------      -----
                                               777,936         9.27       $ 9.43      140,526      $2.75

    As of December 31, 1999, there are 669,305 stock options available in the 1999 Employee Stock Option plan. The weighted average grant date value of options granted in 1999, 1998 and 1997 are $8.83, $1.72 and $1.08, respectively.

    The Company has computed the pro forma disclosures required under SFAS
No. 123 for employee stock options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used are as follows:

                                                                  1999          1998       1997
                                                              -------------   --------   --------
Expected dividend yield.....................................  --              --         --
Expected volatility.........................................  80%             65%        65%
                                                              4.54% to
Risk-free interest rate.....................................  6.03%           4.62%      5.71%
Expected term...............................................  5 years         5 years    5 years

                                 ZIPLINK, INC.

(10)  STOCKHOLDERS' EQUITY (CONTINUED)
    Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant dates of awards under the Stock Option Plan been consistent with the method of SFAS No. 123, net loss would have been as follows:

                                                                   1999           1998           1997
                                                                 --------       --------       --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss as reported......................................       $ (9,336)      $(8,446)       $(6,709)
Net loss pro forma........................................       $(10,330)      $(8,474)       $(6,711)
Loss per share as reported................................       $  (0.86)      $ (0.85)       $ (0.75)
Loss per share pro forma..................................       $  (0.95)      $ (0.86)       $ (0.75)

(11)  COMMITMENTS AND CONTINGENCIES

    (a) Operating Leases

    The Company has various leasing arrangements for its facilities and equipment. In most cases, the Company expects that in the normal course of business, leases will be renewed or replaced by other leases. As of December 31, 1999, future minimum lease payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year, net of any subleases, are as follows (in thousands):

2000........................................................   $  549
2001........................................................      553
2002........................................................      531
2003........................................................      327
2004........................................................      323
Thereafter..................................................    1,736
                                                               ------
    Total...................................................   $4,019
                                                               ======

    Net rental expense relating to these operating leases was approximately $133,000, $198,000 and $425,000 for the years ending December 31, 1999, 1998 and
1997, respectively.

    (b) Capital Leases

    In November 1999, the Company entered into a capital lease for network equipment related to the operation of the network infrastructure. The term is payable in 36 monthly installments of $186,000 with interest rates approximating 10%. In June 1997, the Company entered into a capital lease for network equipment with monthly payments of approximately $44,000 and interest of approximately 11% which expires in September 2000.

                                 ZIPLINK, INC.

(11)  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Repayments required under these capital lease agreements are as follows (in thousands):

YEAR                                                           AMOUNT
----                                                          --------
2000........................................................   $2,500
2001........................................................    2,230
2002........................................................    2,176
2003........................................................      137
                                                               ------
                                                               $7,043
Less--Amount representing interest..........................     (903)
                                                               ------
Present value of future minimum payments....................    6,140
Less--Current portion.......................................    2,197
                                                               ------
                                                               $3,943
                                                               ======

    (c) Employment Agreements

    The Company has an employment agreement with an employee, which provides for an aggregate base salary of approximately $180,000 per annum through 2001.

(12)  PROFIT SHARING PLAN

    The Company adopted a defined contribution plan intended to qualify under
Section 401 of the Internal Revenue Code to be designated the ZipLink, Inc. Employees' 401(k) Profit Sharing Plan (The 401(k) Plan). This 401(k) Plan is intended to be the successor to The 401(k) Plan adopted by ZipLink, LLC. Substantially all full-time employees of the Company who have met certain age and service requirements are eligible to participate and are entitled to make pre tax contributions to The 401(k) Plan of up to 15% of their eligible earnings. The Company is required to make matching contributions equal to 25% of the participant's contribution, and may make discretionary contributions in proportion to such participant's earnings. Each participant will be fully vested in their contributions and the investment earnings thereon after five years of service. The Company's expense for matching contributions was approximately $10,000, $17,000 and $8,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

(13)  RELATED PARTY TRANSACTIONS

    In May 1999, the Company entered into a relationship with Williams Communications, Inc., a major telecommunications carrier, for a commitment to purchase $5,400,000 of telecommunication services through November 2002. Payment for 50% of these services was paid through the issuance of 216,964 unregistered shares of common stock and the remaining 50% will be paid in cash as services are provided. The value of the services has been recorded at the fair market value of the issued common stock, and is included in prepaid expenses at December 31, 1999 and is being amortized over the life of the contract as services are provided. There are prepaid services totaling $1,422,000 and $1,233,000 in current and long term prepaid expenses, respectively, as of December 31, 1999. There was $42,000 charged to expense during 1999. During 1999, the Company purchased approximately $88,000 in services from Williams Communication.

                                 ZIPLINK, INC.

(13)  RELATED PARTY TRANSACTIONS (CONTINUED)
    On June 1, 1999, concurrent with the closing of the IPO, the Company issued to Nortel Networks, 450,000 unregistered shares of common stock upon the conversion of a $2,500,000 convertible debenture at a conversion price of $5.56 per share. Additionally, the Company issued to Nortel Networks 357,143 unregistered shares of common stock upon conversion of a $5,000,000 convertible debenture at a conversion price of $14.00 per share. Nortel Networks, a holder of more than 5% of the Company's common stock, acquired $2,500,000 of equity and $7,500,000 of debt convertible into additional equity.

    In December 1997, the Company entered into a purchase and license agreement with Nortel. Pursuant to this agreement, the Company purchased certain network equipment and services in the aggregate amounts of $410,000 in 1999, $500,000 in 1998 and $6,100,000 in 1997. In addition, Nortel has agreed to provide certain services to the Company.

    The Company rents office space from a related party. Rent expense related to this office space was approximately $39,000, $39,000 and $45,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

    The Company was engaged in the resale of long distance telephone services pursuant to the terms of a Reseller Agreement dated February 15, 1996 with ZipCall Long Distance, Inc., a company controlled by two of the major shareholders (and former Capital Members) of the Company. The Company paid ZipCall Long Distance its long distance carrier cost plus 5%. The accompanying statements of operations reflects $7,300, $83,000 and $233,000 of expense paid to ZipCall Long Distance for the years ended December 31, 1999, 1998 and 1997, respectively.

    At December 31, 1999 and 1998, the Company had $0 and $255,000 respectively of accrued compensation payable to the former Capital and Service Members included in the accompanying balance sheet. In addition, there is $305,000, $25,000 and $192,000 of compensation expense included in the statement of operations for the years ended December 31, 1999, 1998 and 1997, respectively. In 1999, the Capital Member agreed to forgive $180,000 of the accrued compensation and therefore this amount has been recorded as a capital contribution during the year ended December 31, 1999.

                                 ZIPLINK, INC.

(14)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Summary quarterly financial information for the years ended December 31, 1999 and 1998 is as follows:

                                                                   THREE MONTHS ENDED
                                                   ---------------------------------------------------
                                                   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                   ---------   --------   -------------   ------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
1999:
Revenues.........................................   $ 2,745    $ 3,048       $ 3,403         $ 3,520
Cost of revenues.................................     1,758      1,950         2,615           3,467
Selling, general and administrative..............     1,385      1,530         2,250           3,019
Depreciation and amortization....................       950        828         1,003           1,224
                                                    -------    -------       -------         -------
  Total cost and expenses........................     4,093      4,308         5,868           7,710
                                                    -------    -------       -------         -------
Loss from operations.............................    (1,348)    (1,260)       (2,465)         (4,190)
  Interest and other expenses, net...............      (389)      (148)          272             192
                                                    -------    -------       -------         -------
Net Loss.........................................   $(1,737)   $(1,408)      $(2,193)        $(3,998)
                                                    =======    =======       =======         =======
Pro forma net loss per common share-basic and
  diluted........................................   $ (0.20)   $ (0.14)      $ (0.17)        $ (0.31)
                                                    =======    =======       =======         =======

1998:
Revenues.........................................   $ 1,678    $ 1,604       $ 1,767         $ 2,039
Cost of revenues.................................     1,286      1,619         1,676           1,690
Selling, general and administrative..............     1,247      1,322         1,356           1,249
Depreciation and amortization....................       488        545           677             927
                                                    -------    -------       -------         -------
  Total cost and expenses........................     3,021      3,486         3,709           3,866
                                                    -------    -------       -------         -------
Loss from operations.............................    (1,342)    (1,882)       (1,942)         (1,827)
    Interest and other expenses, net.............      (267)      (282)         (519)           (385)
                                                    -------    -------       -------         -------
Net Loss.........................................   $(1,075)   $(2,164)      $(2,461)        $(2,212)
                                                    =======    =======       =======         =======
Pro forma net loss per common share-basic and
  diluted........................................   $ (0.20)   $ (0.22)      $ (0.25)        $ (0.27)
                                                    =======    =======       =======         =======

(15)  OTHER EVENTS

    In January 2000 the Company acquired the assets of Interhop Network Services, Inc. of Toronto, Ontario, an Internet service provider providing Internet connectivity services throughout Canada. The acquisition will be accounted for as a purchase and was paid with $1,150,000 in cash, 153,997 shares of common stock valued at $2,350,000 and the assumption of liabilities of approximately $900,000. Goodwill and other intangibles is amortized over 15 years. The pro-forma financial information has not been included as the acquisition is not considered material.

                                 ZIPLINK, INC.

(15)  OTHER EVENTS (CONTINUED)
    The Company has allocated the purchase price, including transaction costs of approximately $152,000, to the fair value of the assets acquired and liabilities assumed as follows:

Current assets..............................................  $    75,000
Property and equipment......................................      334,000
Goodwill and other intangible assets........................    4,907,000
Total liabilities assumed...................................     (907,000)
                                                              -----------
                                                              $ 4,409,000
                                                              ===========

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Company had no disagreement with its Independent Public Accountants, Arthur Andersen, LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audits of the Company's financial statements for the fiscal years ended December 31, 1999, 1998 and 1997.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information with respect to our directors and compliance by our directors and officers with certain reporting requirements pursuant to
Section 16(a) of the Securities and Exchange Act of 1934 required by this item is incorporated by reference from the information under the captions "Proposal No. 1--Election of Directors" and in "Compliance with Section 16(a) of the Securities Exchange Act of 1934 Beneficial Ownership Reporting Compliance" in our proxy statement. Additional information regarding our executive officers required by this item is included in Part I hereof, under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" in our proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the information under the caption "Beneficial Ownership of Common Stock by Certain Stockholders and Management" in our proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in our proxy statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements The financial statements required by this item are included in Item 8 hereof beginning on page 34 of this Annual Report on Form 10-K.

(a) (2)  Financial Statement Schedules

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

    All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(a) (3) Exhibits

    Certain exhibits presented below contain information that has been granted or is subject to a request for confidential treatment. Such information has been omitted from the exhibit. Exhibit Nos. 10.5, 10.8, 10.10, 10.12, 10.13 and 10.14 are management contracts, compensatory plans or arrangements.

                                 EXHIBIT INDEX
                             DESCRIPTION OF EXHIBIT

       EXHIBIT
       NUMBER                                     EXHIBIT
---------------------                             -------
            2.1*        Plan of Merger between ZipLink, LLC, a Connecticut limited liability company, and ZipLink, LLC, a Delaware limited
                        liability company.
            2.2         Agreement and Plan of Merger between the Registrant and
                        ZipLink, LLC, a Delaware limited liability company.
            3.1*        Amended and Restated Certificate of Incorporation of the
                        Registrant.
            3.2*        Amended and Restated Bylaws of the Registrant.
            4.1*        Form of Specimen Stock Certificate for the Registrant's
                        Common Stock.
            4.2*        Registration Rights Agreement dated as of December 23, 1997 between ZipLink, LLC and Henry M. Zachs, Eric M. Zachs,
                        Zachs Family Limited Partnership Number One and Christopher
                        Jenkins.
            4.3*        Registration Rights Agreement dated as of May 6, 1999
                        between ZipLink, LLC and Williams Communications, Inc.
           10.1*        Securities Purchase Agreement made as of December 23, 1997 between ZipLink, LLC and Bay Networks, Inc.
           10.2*        Convertible Debenture dated December 23, 1997 made by
                        ZipLink, LLC in favor of Bay Networks, Inc. in the amount of
                        $5,000,000.
           10.3*        Convertible Debenture dated December 23, 1997 made by
                        ZipLink, LLC in favor of Bay Networks, Inc. in the amount of
                        $2,500,000.
           10.4+*       Agreement for Purchase and License of Bay Networks Products
                        and Services effective as of December 10, 1997 between
                        ZipLink, LLC and Bay Networks, USA, Inc., as amended by
                        Amendment No. 1 to Agreement for Purchase and License of Bay
                        Networks Products and Services dated as of June 25, 1998.
           10.5*        Form of Indemnification Agreement between the Registrant and its Directors and Officers.
           10.6+*       ZipLink-WebTV Network Services Agreement made and entered
                        into on October 23, 1996 between ZipLink, LLC and WebTV
                        Networks, Inc. as amended by Amendment No. 1 thereto
                        effective as of May 13, 1997, Amendment No. 2 thereto
                        effective as of February 1, 1998 and Amendment No. 3 thereto effective as of March 9, 1999.
           10.7*        WorldCom Data Services (Revenue Plan) Agreement dated
                        January 1, 1997 between ZipLink, LLC and WorldCom, Inc., as amended by an Amendment thereto dated March 6, 1997.
           10.8*        Lease dated as of January 1, 1999 between ZipLink, LLC and
                        Henry M. Zachs
           10.9*        Agreement of Sublease and License Agreement made and entered into as of July 1, 1996 between ZipLink, LLC and iGuide,
                        Inc.
           10.10*       ZipLink, Inc. 1999 Stock Option Plan.
           10.11*       Revolving Loan Agreement dated March 31, 1998 between the
                        Registrant and Fleet National Bank, as amended by a
                        modification agreement dated October 15, 1998 and a Second
                        Modification to Loan Agreement dated April 16, 1999.
           10.12*       Employment Agreement dated as of March 4, 1999 between the
                        Registrant and Christopher Jenkins.
           10.13*       License Agreement dated as of March 11, 1999 between the
                        Registrant and Henry M. Zachs.
           10.14*       Letter of Henry M. Zachs dated March 10, 1999 to the
                        Registrant respecting Guarantee.
           10.15*       Securities Purchase Agreement dated as of May 6, 1999
                        between ZipLink, LLC and Williams Communications, Inc.

                                 EXHIBIT INDEX
                             DESCRIPTION OF EXHIBIT

       EXHIBIT
       NUMBER                                     EXHIBIT
---------------------                             -------
           10.16++**    Amendment No. 4 entered into as of October 1, 1999 to
                        ZipLink-WebTV Network Services Agreement made and entered
                        into on October 23, 1996 between ZipLink, LLC and WebTV
                        Networks, Inc., as amended by Amendment No. 1 thereto
                        effective as of May 13, 1997, Amendment No. 2 thereto
                        effective as of February 1, 1998 and Amendment No. 3 thereto effective as of March 9, 1999.
           10.17++      Product Purchase and Services Agreement, dated as of
                        July 29, 1999 between the Registrant and Alcatel
                        Internetworking, Inc.
           10.18        Equipment Lease, dated as of December 10, 1999 between the
                        Registrant and Alcatel USA Financing, Inc.
           10.19        Assignment of Purchase Order and Security Interest, dated as of December 10, 1999 between the Registrant and Alcatel USA
                        Financing, Inc.
           23.1         Consent of Arthur Andersen LLP
           27.1         Financial Data Schedule

------------------------

+ Confidential treatment has been granted with respect to certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.

++ Confidential treatment has been requested with respect to certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.

* Incorporated by reference from Registration Statement on Form S-1, File No. 333-74273.

** Incorporated by reference from the Registrant's Form 10-Q for the three months ended September 30, 1999.

(b) Reports on Form 8-K:

    None

(c) Exhibits

    See (a)(3) above.

(d) Financial Statement Schedules
    Schedule II--Valuation Qualifying Accounts

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To ZipLink Inc.:

    We have audited, in accordance with generally accepted auditing standards, the financial statements of ZipLink, Inc. and have issued our report thereon dated February 21, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a) is the responsibility of the Company's management and is presented for purposes of complying with Securities and Exchange Commission's rules and is not a part of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.

                                        /s/ Arthur Andersen LLP

Boston, Massachusetts
February 21, 2000

                                 ZIPLINK, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                BALANCE AT
                                               BEGINNING OF                            BALANCE AT END OF
                                                  PERIOD      ADDITIONS   DEDUCTIONS        PERIOD
                                               ------------   ---------   ----------   -----------------
Allowance for Doubtful Accounts:
      1997...................................    $ 20,000     $133,390           --         $153,390
      1998...................................    $153,390     $ 66,320     $151,973         $ 67,737
      1999...................................    $ 67,737     $ 67,554     $100,066         $ 35,225

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lowell, State of Massachusetts, on March 30, 2000.

                                                       ZIPLINK, INC.

                                                       BY:  /S/ HENRY M. ZACHS
                                                            -----------------------------------------
                                                            Henry M. Zachs
                                                            CHIEF EXECUTIVE OFFICER AND CO-CHAIRMAN

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Chief Executive Officer and
                 /s/ HENRY M. ZACHS                      Co-Chairman of the Board
     -------------------------------------------         (Principal Executive         March 30, 2000
                   Henry M. Zachs                        Officer)

               /s/ GARY P. STRICKLAND                  Chief Financial Officer
     -------------------------------------------         (Principal Financial and     March 30, 2000
                 Gary P. Strickland                      Accounting Officer)

                  /s/ ERIC M. ZACHS
     -------------------------------------------       Co-Chairman of the Board       March 30, 2000
                    Eric M. Zachs

             /s/ CHRISTOPHER W. JENKINS
     -------------------------------------------       President and Director         March 30, 2000
               Christopher W. Jenkins

                /s/ RUSSEL S. BERNARD
     -------------------------------------------       Director                       March 30, 2000
                  Russel S. Bernard

                  /s/ JAI P. BHAGAT
     -------------------------------------------       Director                       March 30, 2000
                    Jai P. Bhagat

                /s/ WAYNE A. MARTINO
     -------------------------------------------       Director                       March 30, 2000
                  Wayne A. Martino

                /s/ ALAN M. MENDELSON
     -------------------------------------------       Director                       March 30, 2000
                  Alan M. Mendelson