Form 10-Q
period 2000-03-31
ZIPLINK INC
filed 2000-05-15
CIK 1081393

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2000

                                    OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from .............. to ................

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


      Class                                      Outstanding at May 8, 2000
      -----                                      --------------------------

Common Stock, par value $0.001 per share         12,939,987 shares

                                  ZIPLINK, INC.
                                    FORM 10-Q
                                      INDEX

                                                                          PAGE
                                                                         NUMBER

PART I.       FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                  Consolidated Balance Sheets at March 31, 2000             3
                  (Unaudited) and December 31, 1999

                  Consolidated Statements of Operations for the             4
                  three months ended March 31, 2000 and
                  March 31, 1999 (Unaudited)

                  Consolidated Statements of Cash Flows for the three       5
                  months ended March 31, 2000 and 1999 (Unaudited)

                  Notes to Consolidated Financial Statements (Unaudited)    6

ITEM 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     8

ITEM 3.       Quantitative and Qualitative Disclosure about Market Risk    12

PART II.      OTHER INFORMATION

ITEM 1.       Legal Proceedings                                            12

ITEM 2.       Changes in Securities and Use of Proceeds                    13

ITEM 3.       Defaults Upon Senior Securities                              13

ITEM 4.       Submission of Matters to a Vote of Security Holders          13

ITEM 5.       Other Information                                            13

ITEM 6.       Exhibits and Reports on Form 8-K                             13

SIGNATURE                                                                  14

EXHIBIT INDEX                                                              15

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                  ZIPLINK, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          MARCH 31,          DECEMBER 31,
                                                                            2000                 1999
                                                                         (UNAUDITED)
  ASSETS
  Current Assets:
     Cash and cash equivalents...................................            $12,290             $17,384
     Accounts receivable, net....................................              2,267               1,491
     Prepaid expenses and other current assets...................              2,638               2,256
                                                                          -------------       -------------
          Total current assets...................................             17,195              21,131

  Property and Equipment, net....................................             21,789              15,917
  Other Long term Assets.........................................              6,108               1,557
                                                                          -------------       -------------
          Total assets...........................................            $45,092             $38,605
                                                                          -------------       -------------
                                                                          -------------       -------------
  LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
     Current portion of capital lease obligation.................             $4,080              $2,197
     Accounts payable............................................              5,806               3,511
     Accrued expenses............................................              1,757               1,550
     Deferred revenue............................................                101                  95
     Other current liabilities...................................                246                   -
                                                                          -------------       -------------
          Total current liabilities..............................             11,990               7,353

  Capital lease obligation, less current portion.................              7,792               3,943
  Long term liabilities, less current portion                                     70                   -
                                                                          -------------       -------------
          Total liabilities......................................             19,852              11,296

  Stockholders' Equity
  Common stock, $.001 par value, 50,000 shares authorized,
     12,940 and 12,770 shares issued and outstanding at March
     31, 2000 and December 31,1999, respectively.................                 13                  13
  Additional paid-in capital.....................................             63,907              60,690
  Accumulated deficit............................................            (38,668)            (33,320)
  Cumulative translation adjustment..............................                (12)                  -
  Deferred stock-based compensation..............................                  -                 (74)
                                                                          -------------       -------------
  Total stockholders' equity.....................................             25,240              27,309
                                                                          -------------       -------------
          Total liabilities and stockholders' equity.............            $45,092             $38,605
                                                                          -------------       -------------
                                                                          -------------       -------------


                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                         CONSOLIDATED FINANCIAL STATEMENTS.

                                  ZIPLINK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                     ---------------------------
                                                         2000           1999
                                                         ----           ----
Revenues................................                $ 5,492          $ 2,745
                                                     ------------   ------------
Costs and Expenses:
   Cost of revenues.....................                  5,321            1,758
   Selling, general and administrative..                  3,612            1,385
   Depreciation and amortization........                  1,952              950
                                                     ------------   ------------
        Total costs and expenses........                 10,885            4,093
                                                     ------------   ------------
        Loss from operations............                 (5,393)         (1,348)
                                                     ------------   ------------
Other Income (expense):
   Interest expense.....................                   (146)           (356)
   Interest income......................                    191               5
   Other income (expense) ..............                      -             (38)
                                                     ------------   ------------
                                                             45            (389)
                                                     ------------   ------------
        Net loss........................               $ (5,348)       $ (1,737)
                                                     ------------   ------------
                                                     ------------   ------------
Net Loss per Unit (Note 4):
   Net Loss per unit -
         Basic and diluted..............               $      -         $ (0.18)
                                                     ------------   ------------
                                                     ------------   ------------
   Weighted average units -
         Basic and diluted ..............              $      -           9,899
                                                     ------------   ------------
                                                     ------------   ------------
Net Loss per Share (Note 4):
         Net Loss per share -
         Basic and diluted...............              $   (0.41)      $     -
                                                     ------------   ------------
                                                     ------------   ------------
     Weighted average shares -
          Basic and diluted..............                 12,892           -
                                                     ------------   ------------
                                                     ------------   ------------


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                            FINANCIAL STATEMENTS

                                  ZIPLINK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                   ---------------------------

                                                                      2000            1999
                                                                      ----            ----
Cash Flows from Operating Activities:
   Net loss.............................................            $(5,348)      $ (1,737)
   Adjustments to reconcile net loss to net cash used
      in operating activities
      Noncash telecommunications expense...............                 173              -
      Depreciation and amortization.....................              1,952            950
      Loss on disposal of property and equipment........                  -             38
      Compensation expense associated with the granting
        of share/unit options and warrants..............                 (8)             2
      Translation adjustment............................                (12)             -
      Changes in assets and liabilities, net of
        acquired amounts:
        Accounts receivable, net........................               (727)          (217)
        Prepaid expenses and other current assets.......                 58           (388)
        Due from Interhop...............................                (67)             -
        Accounts payable................................              1,878            127
        Accrued expenses................................                 76            230
        Deferred revenue................................                  6            173
        Other current liabilities.......................                (38)             -
        Due to affiliates...............................                  -           (476)
                                                                 ------------    -----------
             Net cash used in operating activities......            (2,057)         (1,299)
                                                                 ------------    -----------
Cash Flows from Investing Activities:
   Purchases of property and equipment..................             (1,380)          (199)
   Cash used in acquisition.............................             (1,150)             -
                                                                 ------------    -----------
           Net cash used in investing activities........             (2,530)          (199)

Cash Flows from Financing Activities:
   Proceeds from borrowings under notes payable.........                  -          1,400
   Proceeds from exercise of stock options..............                 41              -
   Payments of principal made on capital lease
      obligation........................................               (548)          (111)
                                                                 ------------    -----------
           Net cash(used in)provided by financing
              activities................................               (507)         1,289
                                                                 ------------    -----------
Net (Decrease) in Cash and Cash Equivalents.............             (5,094)          (209)
Cash and Cash Equivalents, beginning of period..........             17,384            512
                                                                 ------------    -----------
Cash and Cash Equivalents, end of period.............               $12,290        $   303
                                                                 ------------    -----------
                                                                 ------------    -----------
Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest...............................            $   119        $   383
                                                                 ------------    -----------
                                                                 ------------    -----------
Supplemental Disclosure of Non-Cash Financing and
Investing Activities:
    Acquisition of equipment under capital leases ......            $ 6,223        $    -
                                                                 ------------    -----------
                                                                 ------------    -----------
    Investment in subsidiary                                        $ 3,472        $    -
                                                                 ------------    -----------
                                                                 ------------    -----------
    Forgiveness of accrued compensation by
      Capital Member ...................................            $     -        $  180
                                                                 ------------    -----------
                                                                 ------------    -----------



     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                          FINANCIAL STATEMENTS.

                                  ZIPLINK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

BASIS OF PRESENTATION - The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim consolidated financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete annual consolidated financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, in the Company's Annual Report on Form 10-K. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of March 31, 2000 and the results of its operations and cash flows for the three months ended March 31, 2000 and 1999, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

The accompanying consolidated financial statements include the accounts of the Company and it's subsidiary, Interhop Network Services, Inc. All intercompany balances and transactions have been eliminated in consolidation.

The accounts of the Company's foreign subsidiary are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiary into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at quarter end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the quarter. Foreign currency translation and transaction gains or losses for the Company's subsidiary are included in the accompanying consolidated balance sheet since the functional currency for the Company's subsidiary is in Canadian dollars.

2. ACQUISITION OF INTERHOP NETWORK SERVICES, INC.

On January 18, 2000, the Company acquired the assets of Interhop Network Services, Inc. of Toronto, Ontario, an Internet service provider providing Internet connectivity services throughout Canada. The consideration paid in the acquisition consisted of $1,150,000 in cash, 153,997 shares of common stock valued at $2,350,000 and the assumption of liabilities of $907,000. Goodwill and other intangibles are amortized over 15 years. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of Interhop Network Services, Inc. subsequent to January 18, 2000 are included in the Company's consolidated statements of operations.

The Company has allocated the purchase price, including transaction costs of approximately $152,000 to the fair value of the assets acquired and liabilities assumed as follows:



      Current assets......................................$        75,000
      Property and equipment..............................        334,000
      Goodwill and other intangible assets................      4,907,000
      Total liabilities assumed...........................       (907,000)
                                                          ------------------
                                                          $     4,409,000
                                                          ------------------
                                                          ------------------

Proforma information has not been presented as the acquisition was not material.

3.  COMPREHENSIVE LOSS

Comprehensive loss includes net loss as well as other changes in stockholders' equity (deficit), except for stockholders' investments and distributions. The components of comprehensive loss are as follows
(in thousands):

                                            Three Months Ended
                                      March 31, 2000    March 31, 1999
                                      --------------    --------------
Net loss ..........................       $5,348            $  -
Foreign currency
   translation adjustment .........           12               -
                                          ------            ------
Comprehensive loss ................       $5,360            $  -
                                          ------            ------
                                          ------            ------



4.  SIGNIFICANT CUSTOMER

WebTV Networks, Inc., a wholly-owned subsidiary of Microsoft Corporation, represented approximately 46% and 80% of the Company's revenues during the three months ended March 31, 2000 and 1999, respectively; and 37% and 57% of the Company's accounts receivable at March 31, 2000 and December 31, 1999, respectively.

5.  NET LOSS PER SHARE AND NET LOSS PER UNIT

The Company has adopted SFAS No. 128, "Earnings Per Share". Basic net loss per common share/unit is computed using the weighted average number of shares of common stock/units outstanding during the period. Diluted net loss per common share/unit is the same as basic net loss per common share/unit since the effects of the Company's potential common stock/unit equivalents are antidilutive. Antidilutive securities, which consist of options/unit options, warrants and convertible debentures that are not included in diluted net loss per share/unit were 834,727 shares for the three months ended March 31, 2000 and 570,299 units for the three months ended March 31, 1999.

The following tables present information necessary to calculate net loss per share/unit (in thousands, except per share data):


                                                             Three Months Ended
                                                               March 31, 2000
                                            ---------------------------------------------------
                                               Earnings             Shares          Per Share
                                              (Numerator)        (Denominator)        Amount
                                            ---------------    -----------------  ---------------
Basic net loss per share:
Loss available to common stockholders ...    $  (5,348)             12,892        $   (0.41)
Effect of dilutive securities:
  Stock options/warrants ................            -                   -
                                            ---------------    -----------------
Diluted net loss per share ..............    $  (5,348)             12,892        $   (0.41)
                                            ---------------    -----------------  ---------------
                                            ---------------    -----------------  ---------------


                                                             Three Months Ended
                                                               March 31, 1999
                                            ------------------------------------------------------
                                               Earnings             Unit              Per Unit
                                             (Numerator)        (Denominator  )         Amount
                                            ---------------    -----------------    --------------
Basic net loss per unit:
Loss available to unit members .........       $ (1,737)             9,899            $ (0.18)
Effect of dilutive securities:
  Unit options/warrants ................              -                  -
  Convertible debentures                              -                  -
                                            ---------------    -----------------    --------------
Diluted net loss per unit ..............       $ (1,737)             9,899            $ (0.18)
                                            ===============    =================    ==============










ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Any statements in this quarterly report concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, and network or service offering growth, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Any forward-looking statements are estimates, reflecting the best judgement of the party making such statements based upon currently available information and involve a number of risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Risks, uncertainties and factors which could affect the accuracy of such forward-looking statements are identified in the public filings made by the Company with the Securities and Exchange Commission, and forward-looking statements contained in this Form 10-Q or in other public statements of the Company should be considered in light of those factors. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainities after the date hereof or reflect the accuracy of unanticipated events.

OVERVIEW

ZipLink is a provider of wholesale Internet connectivity services in the United States and Canada to Internet service providers and developers and vendors of Internet appliances.

The Company provides wholesale Internet access services under the name ZipDial to Internet service providers, or ISPs, in the United States and Canada which, in turn, offer Internet access to their subscribers using ZipLink's network infrastructure. These ISPs consist of traditional local, regional, and national providers that generally collect a monthly fee from their subscribers in addition to emerging model providers, such as free access providers and PC manufacturers and distributors. ZipLink also offers a range of Internet connectivity services for Internet appliances, including Internet access and subscriber authentication.

The Company derives a significant portion of its revenues from the provision of wholesale Internet access services for Internet appliances, including Internet connectivity, subscriber authentication and other specially developed services. One customer, WebTV, accounts for substantially all of the Company's revenues from Internet appliance services. Revenues from the provision of wholesale Internet access to WebTV are recognized monthly as services are performed. The Company receives a fixed price per WebTV subscriber per month if WebTV uses the Company as its first choice provider of connectivity to WebTV. If ZipLink is not designated as the first choice provider by WebTV, it receives an hourly rate to the extent that a WebTV subscriber actually obtains connectivity through the Company's network.

The Company also provides wholesale national dial-up Internet access and enhanced services, under the brand name ZipDial. These services enable ISPs to quickly and inexpensively expand their existing geographic coverage and offer national dial-up Internet access, without investing in costly infrastructure. Revenues from the ZipDial program are recognized monthly as services are provided.

The Company also provides direct Internet access under the ZipLink name to a limited number of retail users, although we devote minimal resources to marketing in this area. Revenues from these users are derived from service subscriptions and are recognized monthly.

Since inception, the Company has incurred net losses and experienced negative cash flow from operations. The Company had an accumulated deficit at March 31, 2000 of $38.7 million. The Company expects to continue to operate at a net loss and experience negative cash flow for the foreseeable future given the level of planned operating activities and capital expenditures. The Company's ability to achieve profitability and positive cash flow from operations is dependent upon its ability to substantially grow its revenue base through expansion of its ZipDial program and an increase in sales of access services for Internet appliances, and its ability to expand the network and achieve operating efficiencies. The Company plans to make significant capital expenditures to expand its network and to increase its operating expenses based in large part on its estimate of potential future revenues. If the Company's future revenues fall short of its estimates or if its operating expenses exceed its expectations, then the Company may never obtain or sustain profitability.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of revenues for the three months ended March 31, 2000 and 1999:


                                     Three Months Ended
                                          March 31,
                                -----------------------------
                                    2000              1999
                                -----------       -----------
       Revenues ..............     100.0%            100.0%
       Cost of revenues ......      96.9              64.0
       Selling, general and
       administrative ........      65.8              50.4
       Depreciation and
       amortization ..........      35.5              34.6
                                 -----------       -----------

       Loss from operations        (98.2)            (49.1)
       Interest and other
       expense, net ..........       0.8             (14.2)
                                 -----------       -----------
       Net loss                    (97.4)%           (63.2)%
                                 ===========       ===========



THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31,1999

REVENUES. Revenues increased 104% to $5.5 million for the three months ended March 31, 2000 from $2.7 million for the three months ended March 31, 1999. This increase was due primarily to an increase in ZipDial and other program revenues, including revenues from free Internet access providers, from $0.6 million to $3.0 million, and an increase in revenues from WebTV from $2.2 million for the three months ended March 31, 1999 to $2.5 million for the three months ended March 31, 2000.

COST OF REVENUES. Cost of revenues consists primarily of telecommunication and collocation costs for super points of presence (SuperPops). Cost of revenues increased to $5.3 million for the three months ended March 31, 2000 from $1.8 million for the three months ended March 31, 1999. Substantially all of this increase was due to an increase in telecommunication and collocation costs reflecting the expansion of the Company's network infrastructure from approximately 10,000 ports as of March 31, 1999 to 56,000 ports as of March 31, 2000.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of salaries, legal and other professional services, marketing and promotional materials to expand the Company's revenue base and other costs related to sales, finance and administrative functions. Selling, general and administrative expenses increased to $3.6 million for the three months ended March 31, 2000 from $1.4 million for the three months ended March 31, 1999. This increase was primarily due to salaries and other related expenses from an increase in headcount totaling 105 employees as of March 31, 2000 compared with 54 employees as of March 31, 1999.

DEPRECIATION AND AMORTIZATION. Depreciation expense increased to $2.0 million for the three months ended March 31, 2000 from $1.0 million for the three months ended March 31, 1999. Substantially all of this increase resulted from the effect of additional capital assets purchased and placed in service in support of the network expansion during 1999 and, to a lesser extent, additional capital assets purchased and placed in service during the three months ended March 31, 2000.

INTEREST EXPENSE. Interest expense decreased to $0.1 million for the three months ended March 31, 2000 from $0.4 million for the three months ended March 31, 1999. Substantially all of this decrease was due to the repayment of $20.0 million of indebtedness outstanding under the Company's line of credit in June 1999, and reduction of interest expense due to the conversion of convertible debentures to common stock concurrent with the closing of the Company's IPO. The decrease is offset by an increase from the interest expense associated with capital leases during fiscal years 2000 and 1999.

INTEREST INCOME. Interest income increased approximately $0.2 million for the three months ended March 31, 2000 from the same period in the prior year due to the investment of the net proceeds from the IPO in the form of commercial paper and repurchase agreements backed by U.S. Treasury securities.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $5.2 million and $13.8 million at March 31, 2000 and December 31, 1999, respectively. The Company had cash and cash equivalents totaling $12.3 million at March 31, 2000. The Company currently invests in commercial paper and repurchase agreements backed by U.S. Treasury securities that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating purposes.

Net cash used in operating activities was $2.1 million and $1.3 million for the three months ended March 31, 2000 and March 31, 1999, respectively. Net cash used in the three months ended March 31, 2000 was primarily attributable to the Company's net loss, increase in accounts receivable, partially offset by an increase in depreciation and amortization, and accounts payable.

Net cash used in investing activities was $2.5 million and $0.2 million for the three months ended March 31, 2000 and March 31, 1999, respectively. Principal investments were capital expenditures of $1.4 million and the acquisition of Interhop Network Services, Inc of $1.2 million. Subject to its capital resources, the Company currently expects that its capital expenditures will be substantially higher in future periods in connection with the expansion of its network capacity and the increase in its area of service coverage.

Since November 1999, the Company secured approximately $19 million of capital lease financing from three major network equipment providers, of which $14 million was used for network equipment purchases from November 1999 through March 31, 2000. The Company is continuing to seek one or more debt financing aggregating between $10.0 million and $20.0 million to be used for capital expenditures, working capital and other general corporate purposes.

Net cash (used in) or provided by financing activities was $(0.5) million and $1.3 million for the three months ended March 31, 2000 and March 31, 1999, respectively. Net cash used in financing activities for the three months ended March 31, 2000 include payments on the Company's capital lease obligations.

The Company believes that funds provided by operations and its existing cash and cash equivalent balances should be sufficient to execute it's operating plan through 2000. The Company is currently seeking debt or equity financing. The proceeds from such a financing would be used to further expand our network, for working capital and other general corporate purposes, including investments in strategic partnerships and further acquisitions. There can be no assurance that the Company would be able to obtain such financing on reasonable terms, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition." This bulletin, as amended, estabilished guidelines for revenue recognition and is effective for periods beginning after March 15, 2000. We do not expect that the adoption of the guidance required by SAB 101 will have a material impact on our financial condition or results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an intrepretation of APB Opinion No. 25." This intrepretation clarified the application of Opinion 25, among other issued (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and
(d) the accounting for an exchange of stock compensation awards in a business combination. The Intrepretation is effective July 1, 2000 and the effects of applying the Intrepretation are recoginized on a prospective basis. We do not expect that the adoption will have a material impact on our financial condition or results of operations.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Changes in Securities

On January 18, 2000, the Company issued 153,997 unregistered shares of its common stock in partial consideration for its acquisition of substantially all the assets of Interhop Network Services, Inc. of Toronto, Ontario, an Internet service provider providing Internet connectivity services throughout Canada. The foregoing issuance was made in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits:

              10.1+ Agreement between Registrant and SpinMedia Network, Inc. d/b/a Spinway.com, dated as of January 12, 2000, and First Amendment dated March 31, 2000

              10.2+ Equipment Lease,dated March 31, 2000 between Registrant and NTFC Capital Corporation.

              27.          Financial data schedule

     (b)      Reports on Form 8-K:

              There were no reports on Form 8-K filed for the three months ended March 31, 2000.

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

Date:  May 15, 2000


                                      ZIPLINK, INC.

                                      By:  /s/ Gary P. Strickland
                                          -------------------------
                                           Gary P. Strickland
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer and Authorized Signatory)

                                  EXHIBIT INDEX


     EXHIBIT


     10.1+ Agreement between Registrant and SpinMedia Network, Inc. d/b/a Spinway.com, dated as January 12, 2000 and First Amendment dated March 31, 2000.

     10.2+ Equipment Lease, dated March 31, 2000 between Registrant and NTFC Capital Corporation.

     27.    Financial data schedule


     + Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.