Form 10-Q
period 2000-06-30
ZIPLINK INC
filed 2000-08-14
CIK 1081393

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ______________________

                        Commission File Number 000-26147


                                  ZIPLINK, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                  04-3457219
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                   900 Chelmsford Street, Tower 1, Fifth Floor
                           Lowell, Massachusetts 01851
                    (Address of principal executive offices)
                                   (Zip Code)

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

               CLASS                              OUTSTANDING AT  AUGUST 7, 2000

Common Stock, par value $0.001 per share              12,982,433 shares

                                  ZIPLINK, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                                PAGE
                                                                                               NUMBER
PART I.       FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                  Consolidated Balance Sheets at June 30, 2000                                   3
                  (Unaudited) and December 31, 1999

                  Consolidated Statements of Operations for the                                  4
                  Three Months ended June 30, 2000 and 1999 and the Six
                  Months Ended June 30, 2000 and 1999 (Unaudited)

                  Consolidated Statements of Cash Flows for the Six                              5
                  Months ended June 30, 2000 and 1999 (Unaudited)

                  Notes to Consolidated Financial Statements (Unaudited)                         6

ITEM 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                          8

ITEM 3.       Quantitative and Qualitative Disclosure about Market Risk                         13

PART II.      OTHER INFORMATION

ITEM 1.       Legal Proceedings                                                                 14

ITEM 2.       Changes in Securities and Use of Proceeds                                         14

ITEM 3.       Defaults Upon Senior Securities                                                   14

ITEM 4.       Submission of Matters to a Vote of Security Holders                               14

ITEM 5.       Other Information                                                                 15

ITEM 6.       Exhibits and Reports on Form 8-K                                                  15

SIGNATURE                                                                                       16

EXHIBIT INDEX                                                                                   17

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                  ZIPLINK, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           JUNE 30,           DECEMBER 31,
                                                                             2000                 1999
                                                                     -------------------     ----------------
                                                                         (UNAUDITED)
  ASSETS
  Current Assets:
     Cash and cash equivalents...................................             $6,559             $17,384
     Accounts receivable, net....................................              3,084               1,491
     Prepaid expenses and other current assets...................              2,569               2,256
                                                                             -------             -------
          Total current assets...................................             12,212              21,131

  Property and Equipment, net....................................             22,809              15,917
  Other Long Term Assets, net....................................              4,911               1,557
                                                                             -------             -------
          Total assets...........................................            $39,932             $38,605
                                                                             =======             =======

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
     Current portion of capital lease obligations................             $4,177              $2,197
     Accounts payable............................................              6,503               3,511
     Accrued expenses............................................              2,656               1,550
     Deferred revenue............................................                 90                  95
     Other current liabilities...................................                146                   -
                                                                             -------             -------
          Total current liabilities..............................             13,572               7,353

  Capital Lease Obligations, less current portion................              8,510               3,943
  Long Term Liabilities, less current portion....................                 70                   -
                                                                             -------             -------
          Total liabilities......................................             22,152              11,296

  Stockholders' Equity :
     Common stock, $.001 par value, 50,000 shares authorized,
      12,982 and 12,770 shares issued and outstanding at June 30,
      2000 and December 31,1999, respectively.......................              13                  13
     Additional paid-in capital.....................................          63,131              60,690
     Accumulated deficit............................................         (45,292)            (33,320)
     Cumulative translation adjustment..............................             (72)                  -
     Deferred stock-based compensation..............................               -                 (74)
                                                                             -------             -------
  Total stockholders' equity.....................................             17,780              27,309
                                                                             -------             -------
          Total liabilities and stockholders' equity.............            $39,932             $38,605
                                                                             =======             =======


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                  ZIPLINK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                         JUNE 30,
                                               --------------------------------      ----------------------------

                                                     2000             1999            2000                 1999
                                                     ----             ----            ----                 ----
Revenues................................           $ 6,886          $ 3,048         $12,378               $5,793
                                                  --------         --------        --------             --------
Costs and Expenses:
   Cost of revenues.....................             7,125            1,950          12,446                3,708
   Selling, general and administrative..             4,201            1,530           7,813                2,915
   Depreciation and amortization........             1,989              828           3,941                1,778
                                                  --------         --------        --------             --------
        Total costs and expenses........            13,315            4,308          24,200                8,401
                                                  --------         --------        --------             --------
        Loss from operations............            (6,429)          (1,260)        (11,822)              (2,608)
                                                  --------         --------        --------             --------
Other Income (Expenses):
   Interest expense.....................              (311)            (248)           (457)                (604)
   Interest income......................               116              100             307                  105
   Other income (expense) ..............                 -                -               -                  (38)
                                                  --------         --------        --------             --------
                                                      (195)            (148)           (150)                (537)
                                                  --------         --------        --------             --------
        Net loss........................          $ (6,624)        $ (1,408)       $(11,972)             $(3,145)
                                                  ========         ========        ========             ========


Net Loss per Share (Note 5):

        Basic and diluted...............            $(0.51)          $(0.14)         $(0.93)              $(0.35)
                                                  ========         ========        ========             ========

 Weighted Average Shares -
        Basic and diluted...............            12,953            9,933          12,923                9,068
                                                  ========         ========        ========             ========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                                  ZIPLINK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                ----------------------------

                                                                    2000            1999
                                                                    ----            ----
Cash Flows from Operating Activities:
   Net loss.............................................        $ (11,972)       $ (3,145)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
         Non-cash telecommunications expense............              655               -
      Depreciation and amortization.....................            3,941           1,778
      Loss on disposal of property and equipment........                -              38
      Compensation expense associated with the granting
        of options and warrants.........................               (8)             46
      Changes in assets and liabilities, net of acquired
        amounts:
        Accounts receivable, net........................           (1,448)           (968)
        Prepaid expenses and other current assets.......             (311)           (128)
        Accounts payable................................            2,575             261
        Accrued expenses................................              780            (557)
        Deferred revenue................................               (5)            231
        Due to affiliates...............................                -            (476)
        Other assets....................................              (41)              -
                                                                 ---------       ---------
            Net cash used in operating activities.......           (5,834)         (2,920)
                                                                 ---------       ---------
Cash Flows from Investing Activities:
   Purchases of property and equipment..................           (2,707)           (590)
   Decrease in other assets.............................                -              18
   Cash used in acquisition.............................           (1,150)              -
                                                                 ---------       ---------
           Net cash used in investing activities........           (3,857)           (572)
                                                                 ---------       ---------
Cash Flows from Financing Activities:
   Net proceeds from sale of common stock...............                -          44,168
   Proceeds from borrowings under notes payable.........                -           2,400
   Payments made on notes payable.......................                -         (20,000)
   Proceeds from exercise of stock options..............              134               -
   Payments of principal made on capital lease
     obligation.........................................           (1,196)           (227)
                                                                 ---------       ---------
           Net cash (used in) provided by financing
              activities................................           (1,062)         26,341
                                                                 ---------       ---------
   Effect of exchange rates on cash and cash
     equivalents........................................              (72)              -
                                                                 ---------       ---------
Net (decrease) increase in Cash and Cash Equivalents....          (10,825)         22,849

Cash and Cash Equivalents, beginning of period.......              17,384             512
                                                                 ---------       ---------
Cash and Cash Equivalents, end of period.............            $  6,559        $ 23,361
                                                                 =========       =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest...............................         $    368        $    754
                                                                 =========       =========
Acquisition of Subsidiary:
   Fair value of assets acquired........................         $    480        $      -
   Goodwill and other intangibles.......................            4,181               -
   Liabilities assumed..................................           (1,124)              -
   Issuance of common stock.............................           (2,387)              -
                                                                 ---------       ---------
   Net cash paid for acquisition........................         $  1,150        $      -
                                                                 =========       =========





Supplemental Disclosure of Non-Cash Financing and
Investing Activities:
    Issuance of common stock for telecommunications
      services..........................................                -        $  2,700
                                                                 =========       =========
    Conversion of debentures to common stock............                -        $  7,500
                                                                 =========       =========
    Acquisition of equipment under capital leases.......         $  8,093        $      -
                                                                 =========       =========
    Acquisition of Subsidiary...........................         $  2,387        $      -
                                                                 =========       =========
   Forgiveness of accrued compensation by
     Capital Member.....................................         $      -        $    180
                                                                 =========       =========


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

BASIS OF PRESENTATION - The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim consolidated financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete annual consolidated financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, in the Company's Annual Report on Form 10-K. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of June 30, 2000 and the results of its consolidated operations and consolidated cash flows for the three and six months periods ended June 30, 2000 and 1999, and are of a normal and recurring nature. The results of operations for June 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.


2.  ACQUISITION OF INTERHOP NETWORK SERVICES, INC.

On January 18, 2000 the Company acquired the assets of Interhop Network Services, Inc. of Toronto, Ontario, an Internet service provider providing Internet connectivity services throughout Canada. The consideration paid in the acquisition consisted of $1,150,000 in cash, 153,997 shares of common stock valued at $2,387,000 and the assumption of liabilities of $1,124,000. Goodwill and other intangibles are amortized over 15 years. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of Interhop Network Services, Inc. subsequent to January 18, 2000 are included in the Company's consolidated statements of operations.

The Company has allocated the purchase price, including transaction costs of approximately $152,000, to the fair value of the assets acquired and liabilities assumed as follows:

         Current assets....................................................   $   146,000
         Property and equipment............................................       334,000
         Goodwill and other intangible assets..............................     4,181,000
         Total liabilities assumed.........................................    (1,124,000)
                                                                              -----------
                                                                              $ 3,537,000
                                                                              ===========


3.  COMPREHENSIVE LOSS

Comprehensive loss includes net loss as well as other changes in stockholders' equity (deficit), except for stockholders' investments and distributions. The components of comprehensive loss are as follows :

                                                         Three Months Ended
                                                    June 30, 2000    June 30, 1999
                                                    -------------    -------------
                                                            (in thousands)
Net loss.............................              $ (6,624)           $ (1,408)
Foreign currency
   translation adjustment............                   (12)                 --
                                                 ----------           -----------
Comprehensive loss...................              $ (6,636)           $ (1,408)


                                                           Six Months Ended
                                                    June 30, 2000    June 30, 1999
                                                    -------------    -------------
Net loss.............................              $(11,972)          $ (3,145)
Foreign currency
   translation adjustment............                   (72)                --
                                                 ----------          -----------
Comprehensive loss...................              $(12,044)          $ (3,145)


4.  SIGNIFICANT CUSTOMERS

WebTV Networks, Inc., a wholly-owned subsidiary of Microsoft Corporation, represented approximately 36%, 40%, 76% and 78% of the Company's revenues during the three and six months ended June 30, 2000 and 1999, respectively; and 26% and 52% of the Company's accounts receivable at June 30, 2000 and December 31, 1999, respectively.

Spinway MediaNetwork Inc., a subsidized access provider of Internet services, comprised 11% and 9% of the Company's revenues during the three and six months ended June 30, 2000, respectively; and represented approximately 10% and 0% of the Company's accounts receivable at June 30, 2000 and December 31, 1999, respectively.

1stUp.com (a wholly owned subsidiary of CMGI, Inc.), a subsidized access provider of Internet services, comprised approximately 18% and 10% of the Company's revenues during the three and six months ended June 30, 2000, respectively; and represented approximately 27% and 13% of the Company's accounts receivable at June 30, 2000 and December 31, 1999, respectively.


5.  NET LOSS PER SHARE

The Company has adopted SFAS No. 128, "Earnings Per Share". Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share since the effects of the Company's potential common stock equivalents are antidilutive. Antidilutive securities, which consist of options and warrants that are not included in diluted net loss per share were 1,342,521 shares for the three and six months ended June 30, 2000 and 825,291 shares for the three and six months periods ended June 30, 1999.


6.  LINE OF CREDIT

On July 26, 2000, the Company entered into a secured Revolving Loan and Security Agreement ("Agreement") with a commercial bank which provides for maximum borrowings up to $10 million and is secured by substantially all of the Company's assets. The Agreement is personally guaranteed by the Co-Chairman and Chief Executive Officer of the Company who owns directly or indirectly a majority of the outstanding shares of the Company's common stock. The Agreement is further secured by non-affiliated stock held by the Co-Chairman and Chief Executive Officer pursuant to a pledge agreement. The total amount available to borrow is subject to, among other things, conditions related to the fair market value of the pledged collateral and the guarantor's approval of each Company drawdown under the Agreement. At the Company's option, the Agreement bears interest at either the Lender's prime rate minus 1% or a rate equal to the London Interbank Offer Rate (LIBOR) plus 30 basis points. Certain compensation, including interest payments of 4% on borrowed amounts under the Agreement, is payable to the Co-Chairman and Chief Executive Officer in consideration for his guaranty. The Agreement expires on July 26, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANY STATEMENTS IN THIS QUARTERLY REPORT CONCERNING THE COMPANY'S BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE, ANTICIPATED PROFITABILITY, REVENUES, EXPENSES OR OTHER FINANCIAL ITEMS, AND NETWORK OR SERVICE OFFERING GROWTH, TOGETHER WITH OTHER STATEMENTS THAT ARE NOT HISTORICAL FACTS, ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. ANY FORWARD-LOOKING STATEMENTS ARE ESTIMATES, REFLECTING THE BEST JUDGEMENT OF THE PARTY MAKING SUCH STATEMENTS BASED UPON CURRENTLY AVAILABLE INFORMATION AND INVOLVE A NUMBER OF RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. RISKS, UNCERTAINTIES AND FACTORS WHICH COULD AFFECT THE ACCURACY OF SUCH FORWARD-LOOKING STATEMENTS ARE IDENTIFIED IN THE PUBLIC FILINGS MADE BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, AND FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q OR IN OTHER PUBLIC STATEMENTS OF THE COMPANY SHOULD BE CONSIDERED IN LIGHT OF THOSE FACTORS. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR UNCERTAINTIES AFTER THE DATE HEREOF OR REFLECT THE ACCURACY OF UNANTICIPATED EVENTS.

OVERVIEW

ZipLink is a provider of wholesale Internet connectivity services to Internet service providers, or ISP's, and developers and vendors of Internet appliances in the United States and Canada.

The Company provides wholesale Internet access services under the name ZipDial to ISPs in the United States and Canada which, in turn, offer Internet access to their subscribers using ZipLink's network infrastructure. These ISPs consist of traditional local, regional, and national providers that generally collect a monthly fee from their subscribers in addition to emerging model providers, such as subsidized and free Internet access providers and PC manufacturers and distributors. These services enable ISP's to quickly and inexpensively expand their existing geographic coverage and offer national dial-up Internet access, without investing in costly infrastructure. Revenues from the ZipDial program are recognized monthly as services are provided.

The Company also offers a range of connectivity services for Internet appliances, including subscriber authentication and other specially developed services. One customer, WebTV Network Inc., accounts for substantially all of the Company's revenues from Internet appliance services. Revenues from the provision of wholesale Internet access to WebTV are recognized monthly as services are performed. The Company receives a fixed price per WebTV subscriber per month, also referred to as primary traffic, if WebTV uses the Company as its first choice provider of connectivity to WebTV. If ZipLink is not designated as the first choice provider by WebTV, it receives an hourly rate, also referred to as secondary traffic, to the extent that a WebTV subscriber actually obtains connectivity through the Company's network.

The Company also provides direct Internet access under the ZipLink name to a limited number of retail users, although it devotes minimal resources to marketing in this area. Revenues from these users are derived from service subscriptions and are recognized monthly.

Since inception, the Company has incurred net losses and experienced negative cash flow from operations. The Company had an accumulated deficit at June 30, 2000 of $45.3 million. The Company expects to continue to operate at a net loss and experience negative cash flow for the foreseeable future given the level of planned operating activities and capital expenditures. The Company's ability to achieve profitability and positive cash flow from operations is dependent upon its ability to substantially grow its revenue base through expansion of its ZipDial program and an increase in sales of access services for Internet appliances, and its ability to expand the network and achieve operating efficiencies. The Company plans to increase its operating expenses based in large part on estimates of potential future revenues. If the Company's future revenues fall short of its estimates or if its operating expenses exceed its expectations, then the Company may never obtain or sustain profitability.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of revenues for the three months and six months ending June 30, 2000 and 1999:

                                                Three Months Ended                   Six Months Ended
                                                     June 30                             June 30
                                           -----------------------------       -----------------------------

                                              2000              1999              2000              1999
                                           -----------       -----------       -----------       -----------
Revenues..............................       100.0%            100.0%            100.0%             100.0%
Cost of revenues......................       103.5              64.0             100.5               64.0
Selling, general and administrative...        61.0              50.2              63.1               50.3
Depreciation and amortization.........        28.9              27.2              31.8               30.7
                                           -----------       -----------       -----------       -----------

Loss from operations..................       (93.4)            (41.3)            (95.5)             (45.0)
Interest and other expense, net.......        (2.8)             (4.8)             (1.2)              (9.3)
                                           -----------       -----------       -----------       -----------

Net loss..............................       (96.2)%           (46.1)%           (96.7)%            (54.3)%
                                           ===========       ===========       ===========       ===========


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30,1999

REVENUES. Revenues consist primarily of monthly subscriber revenue and usage based revenue. Monthly subscriber revenue includes WebTV primary traffic, ZipDial and certain Internet appliance service revenues and the Company's retail base. Usage based revenue includes revenue from subsidized and free Internet access providers, WebTV secondary traffic and certain Internet appliance service revenue. Revenues increased 126 % to $6.9 million for the three months ended June 30, 2000 from $3.0 million for the three months ended June 30, 1999. This increase was principally due to an increase in usage based revenues, primarily attributable to revenues from subsidized and free Internet access providers, to $2.4 million for the three months ended June 30, 2000 from $0.2 million for the three months ended June 30, 1999. The increase was also due to an increase in revenues from monthly subscriber revenue, primarily attributable to ZipDial program revenues and WebTV primary traffic, to $4.5 million for the three months ended June 30, 2000 from $2.9 million for the three months ended June 30, 1999.

COST OF REVENUES. Cost of revenues consists primarily of telecommunication and collocation costs for super points of presence. Cost of revenues increased to $7.1 million for the three months ended June 30, 2000 from $1.9 million for the three months ended June 30, 1999. Substantially all of this increase was due to an increase in telecommunication and collocation costs reflecting the expansion of the Company's network infrastructure from approximately 14,500 ports as of June 30, 1999 to 64,000 ports as of June 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of salaries, legal and other professional services, marketing and promotional materials to expand the Company's revenue base and other costs related to sales, finance and administrative functions. Selling, general and administrative expenses increased to $4.2 million for the three months ended June 30, 2000 from $1.5 million for the three months ended June 30, 1999. This increase was primarily due to salaries and other related expenses from an increase in headcount to 109 employees as of June 30, 2000 compared with 62 employees as of June 30, 1999.

DEPRECIATION AND AMORTIZATION. Depreciation expense increased to $2.0 million for the three months ended June 30, 2000 from $0.8 million for the three months ended June 30, 1999. Substantially all of this increase resulted from the effect of additional capital assets purchased and placed in service in support of the network expansion during 1999 and the six months ended June 30, 2000, and the addition of goodwill amortization related to the Interhop acquisition in January 2000.

INTEREST EXPENSE. Interest expense increased slightly to $0.3 million for the three months ended June 30, 2000 from $0.2 million for the three months ended June 30, 1999. The net increase was due to an increase of interest expense associated with the increase in capital leases during fiscal year 2000 offset by a reduction of interest expense due to the repayment of $20.0 million of indebtedness outstanding under the Company's line of credit in June 1999, and the conversion of convertible debentures to common stock concurrent with the closing of the Company's initial public offering ("IPO").

INTEREST INCOME. There was no significant net change in interest income for the three months ended June 30, 2000 from the same period in the prior year.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30,1999

REVENUES. Revenues increased 114 % to $12.4 million for the six months ended June 30, 2000 from $5.8 million for the six months ended June 30, 1999. This increase was principally due to an increase in usage based revenues, primarily attributable to revenues from subsidized and free internet access providers, to $3.9 million for the six months ended June 30, 2000 from $0.4 million for the six months ended June 30, 1999. The increase was also due to an increase in revenues from monthly subscriber revenues, primarily attributable to ZipDial program revenues and WebTV primary traffic revenues to $8.5 million for the six months ended June 30, 2000 from $5.4 million for the six months ended June 30, 1999.

COST OF REVENUES. Cost of revenues increased to $12.4 million for the six months ended June 30, 2000 from $3.7 million for the six months ended June 30, 1999. Substantially all of this increase was due to an increase in telecommunication and collocation costs reflecting the expansion of the Company's network infrastructure from approximately 14,500 ports as of June 30, 1999 to 64,000 ports as of June 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $7.8 million for the six months ended June 30, 2000 from $2.9 million for the six months ended June 30, 1999. This increase was primarily due to salaries and other related expenses from an increase in headcount to 109 employees as of June 30, 2000 compared with 62 employees as of June 30, 1999.

DEPRECIATION AND AMORTIZATION. Depreciation expense increased to $3.9 million for the six months ended June 30, 2000 from $1.8 million for the six months ended June 30, 1999. Substantially all of this increase resulted from the effect of additional capital assets purchased and placed in service in support of the network expansion during 1999 and the six months ended June 30, 2000, and the addition of goodwill amortization related to the Interhop acquisition in January 2000.

INTEREST EXPENSE. Interest expense decreased to $0.5 million for the six months ended June 30, 2000 from $0.6 million for the six months ended June 30, 1999. The net decrease was due to a reduction of interest expense due to the repayment of $20.0 million of indebtedness outstanding under the Company's line of credit in June 1999, and the conversion of convertible debentures to common stock concurrent with the closing of the Company's IPO, offset by an increase from the interest expense associated with the increase in capital leases during fiscal year 2000.

INTEREST INCOME. Interest income increased to $0.3 million for the six months ended June 30, 2000 from $0.1 million for the six months ended June 30, 1999. The increase was due to interest income earned from cash balances for the six months ended June 30, 2000 compared to interest income earned from cash balances resulting from the Company's IPO on June 1, 1999.


LIQUIDITY AND CAPITAL RESOURCES

Working capital (deficit) was $(1.4) million and $13.8 million at June 30, 2000 and December 31, 1999, respectively. The Company had cash and cash equivalents totaling $6.6 million and $17.4 million at June 30, 2000 and December 31,1999, respectively. The Company currently invests in commercial paper and repurchase agreements backed by U.S. Treasury securities that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating purposes.

Net cash used in operating activities was $5.8 million and $2.9 million for the six months ended June 30, 2000 and June 30, 1999, respectively. Net cash used in the six months ended June 30, 2000 was primarily attributable to the Company's net loss, increase in accounts receivable, partially offset by an increase in depreciation and amortization, accounts payable and accrued expenses. Net cash used in operating activities for the six months ended June 30, 1999 was primarily attributable to the Company's net loss, increase in accounts receivable, decrease in accrued expenses and decreases in amounts due to affiliates, partially offset by an increase in depreciation and amortization and increases in accounts payable and deferred revenue.

Net cash used in investing activities was $3.9 million and $0.6 million for the six months ended June 30, 2000 and June 30, 1999, respectively. Principal investments in the six months ended June 30, 2000 were purchases of property and equipment of $2.7 million and $1.2 million used in the acquisition of Interhop Network Services, Inc. For the six months ended June 30, 1999, net cash used included purchases of $1.0 million of network equipment to continue the expansion of the Company's network, partially offset by a $.4 million reduction in certain installation costs. Subject to its capital resources, the Company currently expects that its capital expenditures will range from approximately $12.0 million to 15.0 million in fiscal 2000 in connection with the expansion of its network capacity and the increase in its area of service coverage, and the data center build-out at the Lowell, MA facility.

Net cash (used in) or provided by financing activities was $(1.1) million and $26.3 million for the six months ended June 30, 2000 and June 30,1999, respectively. Net cash used in financing activities for the six months ended June 30, 2000 was primarily for payments on the Company's capital lease obligations. Net cash provided by financing activities for the six months ended June 30, 1999 includes $44.2 million in proceeds received in June 1999 from the Company's IPO. The Company utilized $20.0 million of the net proceeds to repay the outstanding balance of $20.0 million under its line of credit.

Since November 1999, the Company secured approximately $20.0 million of capital lease financing from four major network equipment providers, of which $14 million was used for network equipment purchases from November 1999 through June 30, 2000. The Company is currently seeking expansion of its existing capital leases facilities with its major capital equipment vendors.

On July 26, 2000, the Company entered into a secured revolving loan and security agreement with a commercial bank which provides for maximum borrowings up to $10 million and is secured by substantially all of the Company's assets. The agreement is personally guaranteed by the Co-Chairman and Chief Executive Officer of the Company who owns directly or indirectly a majority of the outstanding shares of the Company's common stock. The agreement is further secured by non-affiliated stock held by the Co-Chairman and Chief Executive Officer pursuant to a pledge agreement. The total amount available to borrow is subject to, among other things, conditions related to the fair market value of the pledged collateral and the guarantor's approval of each Company drawdown under the agreement. Certain compensation, is payable to the Co-Chairman and Chief Executive Officer in consideration for his guaranty. The agreement expires on July 26, 2002. There were no outstanding amounts under the agreement as of August 11, 2000.

In the absence of unforeseen circumstances, Company believes that funds provided from operations and its existing cash and cash equivalent balances and the $10.0 million line of credit entered into on July 26, 2000, should be sufficient to execute its operating plan and expansion plans through 2000.

The Company is continuing to seek one or more debt and or equity financings approximating $10.0 million to be used for capital expenditures, working capital and other general corporate purposes. There can be no assurance that the Company will be able to obtain such financings on reasonable terms, if at all.


RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition." This bulletin, as amended, established guidelines for revenue recognition and is effective for periods beginning in Fiscal 2000. We do not expect that the adoption of the guidance required by SAB 101 will have a material impact on our financial condition or results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." This interpretation clarified the application of Opinion 25, among other issued (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Interpretation is effective July 1, 2000 and the effects of applying the Interpretation are recognized on a prospective basis. We do not expect that the adoption will have a material impact on our financial condition or results of operations.


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

Not applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 3, 2000, the Company held its annual meeting of stockholders for the purpose of electing directors of the Company for the ensuing year and to ratify the appointment of Arthur Andersen LLP as the Company's independent public accountant for the fiscal year ending December 31, 2000.

1.   Election of Directors of the Company :

     The following persons, all of whom were Company directors immediately prior to the vote, were elected directors, each to hold office until the next annual meeting of stockholders and until his successor shall have been duly elected and qualified, pursuant to the following vote tabulation:

                                     Number of Votes For          Number of Votes
                                                                  Withheld
Henry M. Zachs                            10,553,295                  4,110
Eric M. Zachs                             10,313,295                244,110
Christopher W. Jenkins                    10,553,295                  4,110
Russel S. Bernard                         10,553,295                  4,110
Jai P. Bhagat                             10,553,295                  4,110
Wayne A. Martino                          10,553,295                  4,110
Alan M. Mendelson                         10,553,295                  4,110

2. The appointment of Arthur Andersen LLP as the Company's independent accountant for the fiscal year ending December 31, 2000 was ratified by the vote indicated:

     For                          10,534,990
     Against                          19,425
     Abstain                           2,990

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        10.1 Revolving Loan and Security Agreement, dated as of July 26, 2000, by and between ZipLink, Inc. and Fleet National Bank. **

        10.2     Revolving Loan Note of ZipLink, Inc. **

        10.3 Stock Pledge Agreement, dated as of July 26, 2000, by and between Henry M. Zachs and Fleet National Bank. **

        10.4 Guaranty, dated as of July 26, 2000, from Henry M. Zachs in favor of Fleet National Bank. **

        10.5 Letter Agreement, dated as of July 26, 2000, between ZipLink Inc., and Henry M. Zachs, regarding compensation in connection with the Guaranty, and supplemental Letter Agreement, dated as of July 26, 2000.

        10.6+ Agreement between Registrant and 1stUp.com Corporation dated as of July 23, 1999, and First Amendment dated August, 1999, Second Amendment dated Deceber 13, 1999, Third Amendment dated July 1, 2000, and Fourth Amendment dated July 25, 2000

        27.      Financial data schedule

        --------------------
        ** Incorporated by reference from the Registrant's Form 8-K filed on August 1, 2000.

         + Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.


(b)     Reports on Form 8-K:

        There were no reports on Form 8-K filed for the three months ended June 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2000


                            ZIPLINK, INC.

                            By: /s/ Gary P. Strickland
                                -----------------------------------------------
                                Gary P. Strickland
                                Chief Financial Officer
                               (Principal Financial and Accounting Officer and
                                Authorized Signatory)

                                  EXHIBIT INDEX


        EXHIBIT

        10.1 Revolving Loan Agreement dated July 26, 2000 between Registrant and Fleet National Bank **

        10.2     Revolving Loan Note of ZipLink, Inc. **

        10.3 Stock Pledge Agreement, dated as of July 26, 2000, by and between Henry M. Zachs and Fleet National Bank. **

        10.4 Guaranty, dated as of July 26, 2000, from Henry M. Zachs in favor of Fleet National Bank **

        10.5 Letter Agreement, dated as of July 26, 2000, between ZipLink Inc.,and and Henry M.Zachs, regarding compensation in connection with Guaranty, and supplemental Letter Agreement dated as of July 26, 2000.

        10.6+ Agreement between Registrant and 1stUp.com Corporation dated as of July 23, 1999, and First Amendment dated August, 1999, Second Amendment dated Deceber 13, 1999, Third Amendment dated July 1, 2000, and Fourth Amendment dated July 25, 2000

        27.      Financial data schedule

        --------------------
        ** Incorporated by reference from the Registrant's Form 8-K filed on August 1, 2000.

         + Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.