Form 10-Q
period 2000-09-30
ZIPLINK INC
filed 2000-11-14
CIK 1081393

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from ______________________ to ____________________

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

                CLASS                           OUTSTANDING AT OCTOBER 31, 2000
Common Stock, par value $0.001 per share               12,982,433 shares

                                  ZIPLINK, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                        PAGE
                                                                                       NUMBER
PART I.       FINANCIAL INFORMATION
ITEM 1.       Financial Statements

                  Consolidated Balance Sheets at September 30, 2000                     3
                   (Unaudited) and December 31, 1999

                  Consolidated Statements of Operations for the                         4
                  Three Months ended September 30, 2000 and 1999 and the Nine
                  Months Ended September 30, 2000 and 1999 (Unaudited)

                  Consolidated Statements of Cash Flows for the Nine                    5
                  Months ended September 30, 2000 and 1999 (Unaudited)

                  Notes to Consolidated Financial Statements (Unaudited)                7

ITEM 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                10

ITEM 3.       Quantitative and Qualitative Disclosure about Market Risk                15

PART II.      OTHER INFORMATION

ITEM 1.       Legal Proceedings                                                        15

ITEM 2.       Changes in Securities and Use of Proceeds                                15

ITEM 3.       Defaults Upon Senior Securities                                          15

ITEM 4.       Submission of Matters to a Vote of Security Holders                      15

ITEM 5.       Other Information                                                        15

ITEM 6.       Exhibits and Reports on Form 8-K                                         15

SIGNATURE                                                                              16

EXHIBIT INDEX                                                                          17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  ZIPLINK, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         SEPTEMBER 30,        DECEMBER 31,
                                                                             2000                 1999
                                                                     --------------------    ----------------
                                                                          (UNAUDITED)
  ASSETS
  Current Assets:
     Cash and cash equivalents...................................              $3,251            $17,384
     Accounts receivable, net....................................               3,929              1,491
     Prepaid expenses and other current assets...................               2,372              2,256
                                                                          ---------------      --------------
          Total current assets...................................               9,552             21,131
  Property and Equipment, net....................................              21,639             15,917
  Other Long Term Assets, net....................................               4,789              1,557
                                                                          ---------------      --------------
          Total assets...........................................             $35,980            $38,605
                                                                          ===============      ==============

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
     Current portion of capital lease obligations................              $4,755             $2,197
     Note Payable to Bank........................................               3,000                 --
     Accounts payable............................................               6,030              3,511
     Accrued expenses............................................               3,019              1,550
     Deferred revenue............................................                  77                 95
     Other current liabilities..................................                  371                 --
                                                                          ---------------      --------------
          Total current liabilities..............................              17,252              7,353

  Capital Lease Obligations, less current portion................               7,588              3,943
  Long Term Liabilities, less current portion....................                  70                 --
                                                                          ---------------      --------------
          Total liabilities......................................              24,910             11,296

  Stockholders' Equity :
      Common stock, $.001 par value, 50,000 shares authorized,
         12,982 and 12,770 shares issued and outstanding at
         September 30, 2000 and December 31,1999, respectively...                  13                 13
      Additional paid-in capital.................................              63,133             60,690
      Accumulated deficit........................................             (51,982)           (33,320)
      Other Comprehensive Loss...................................                 (94)                --
      Deferred stock-based compensation..........................                  --                (74)
                                                                          ---------------      --------------
      Total stockholders' equity.................................              11,070             27,309
                                                                          ---------------      --------------
          Total liabilities and stockholders' equity.............             $35,980            $38,605
                                                                          ===============    ================

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                  ZIPLINK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                          --------------------------------      ----------------------------------
                                                     2000           1999              2000                 1999
                                                     ----           ----              ----                 ----
Revenues................................            $ 8,271         $ 3,403        $ 20,649             $ 9,196
                                                  -----------    ------------     -----------        ------------
Costs and Expenses:
   Cost of revenues.....................              8,641           2,615          21,087               6,323
   Selling, general and administrative..              3,792           2,250          11,605               5,165
   Depreciation and amortization........              2,111           1,003           6,052               2,781
                                                  -----------    ------------     --------------      ---------------
        Total costs and expenses........             14,544           5,868          38,744              14,269
                                                  -----------    ------------     --------------      ---------------

        Loss from operations............             (6,273)         (2,465)        (18,095)             (5,073)
Other Income (Expenses):
   Interest expense.....................               (473)            (18)           (930)               (622)
   Interest income......................                 56             290             363                 395
   Other income (expense) ..............                 --              --              --                 (38)
                                                  -----------    -------------     -------------      ---------------
                                                       (417)            272            (567)               (265)
                                                  -----------    ------------     --------------      ---------------
        Net loss........................           $ (6,690)       $ (2,193)      $ (18,662)          $  (5,338)
                                                  ===========    ============     ==============      ===============
Net Loss per Share (Note 5):
    Basic and diluted...................            $ (0.52)        $ (0.17)        $ (1.44)          $   (0.52)
                                                  ===========    ============     ==============      ===============
 Weighted Average Shares -
    Basic and diluted...................             12,982          12,717          12,943              10,297
                                                  ===========    ============     ==============      ===============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                  ZIPLINK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                    2000            1999
                                                                    --------------------
Cash Flows from Operating Activities:
   Net loss.............................................         $ (18,662)      $ (5,338)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
      Non-cash telecommunications expense...............               724             --
      Depreciation and amortization.....................             6,052          2,781
      Loss on disposal of property and equipment........                --             38
      Compensation expense associated with the granting
        of options and warrants.........................                (8)            50
      Amortization of deferred financing costs..........                34             --
      Changes in assets and liabilities, net of acquired
        amounts:
        Accounts receivable, net........................            (2,292)          (608)
        Prepaid expenses and other current assets.......              (116)          (358)
        Accounts payable................................             2,103            595
        Accrued expenses................................             1,403           (564)
        Deferred revenue................................               (18)           (23)
        Due to affiliates...............................                --           (476)
        Other assets....................................               160             --
                                                                 ------------    -----------
             Net cash used in operating activities......           (10,620)        (3,903)
Cash Flows from Investing Activities:
   Purchases of property and equipment..................            (1,599)        (1,233)
    Decrease in other assets............................                --             18
    Cash used in acquisition............................            (1,150)            --
                                                                 ------------    -----------
           Net cash used in investing activities........            (2,749)        (1,215)
Cash Flows from Financing Activities:
   Net proceeds from sale of common stock...............                --         44,168
   Proceeds from borrowings under notes payable.........             3,000          2,400
   Payments made on notes payable.......................                --        (20,000)
   Proceeds from exercise of stock options..............               137             --
   Deferred financing costs.............................              (270)            --
   Payments of principal made on capital lease
      obligation........................................            (3,537)          (345)
                                                                 ------------    -----------
           Net cash (used in) provided by financing
              activities................................              (670)        26,223
                                                                 ------------    -----------
   Effect of exchange rates on cash and cash
     equivalents........................................               (94)            --
                                                                 ------------    -----------
Net (decrease) increase in Cash and Cash Equivalents....           (14,133)        21,105
Cash and Cash Equivalents, beginning of period..........            17,384            512
Cash and Cash Equivalents, end of period................         $   3,251        $21,617
                                                                 ============    ===========

                                  ZIPLINK, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                     2000            1999
                                                                 ------------    -----------
Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest...............................         $     902       $    773
                                                                 ============    ===========
Acquisition of Interhop:
   Fair value of assets acquired........................         $     480             --
   Goodwill and other intangibles.......................             4,181             --
   Liabilities assumed..................................            (1,124)            --
   Issuance of common stock.............................            (2,387)            --
                                                                 ============    ===========
   Net cash paid for acquisition........................         $   1,150       $     --
                                                                 ============    ===========
Supplemental Disclosure of Non-Cash Financing and
  Investing Activities:
    Issuance of common stock for telecommunications
      services .........................................         $      --       $  2,700
                                                                 ============    ===========
    Conversion of debentures to common stock............                --       $  7,500
                                                                 ============    ===========
    Acquisition of equipment under capital leases.......         $   8,869       $     --
                                                                 ============    ===========
   Forgiveness of accrued compensation by
     Capital Member.....................................         $      --       $    180
                                                                 ============    ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                  ZIPLINK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  THE COMPANY AND BASIS OF PRESENTATION

THE COMPANY - Ziplink Inc., a Delaware corporation (the "Company"), is a wholesale connectivity provider in North America for the Business-to-Business marketplace including Internet service providers, or ISPs, competitive local exchange carriers, or CLECs, Web appliance vendors, pc manufacturers and distributors.

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

BASIS OF PRESENTATION - The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim consolidated financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete annual consolidated financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, in the Company's Annual Report on Form 10-K. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of September 30, 2000 and the results of its consolidated operations and consolidated cash flows for the three and nine months periods ended September 30, 2000 and 1999, and are of a normal and recurring nature. The results of operations for September 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.

The financial statements have been prepared assuming the Company will continue as a going concern. As further discussed in Note 7, MCI WorldCom has demanded payment of $1.9 million for past services; however, the Company currently does not have sufficient funds on hand to satisfy this obligation. Additionally, financing support from Mr. Henry Zachs, a majority shareholder and Co-Chairman of the Company, is limited as further described in Note 7.
As a result, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

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

The Company has allocated the purchase price, including transaction costs of approximately $152,000, to the fair value of the assets acquired and liabilities assumed as follows:

       Current assets...............................   $  146,000
       Property and equipment.......................      334,000
       Goodwill and other intangible assets.........    4,181,000
       Total liabilities assumed....................   (1,124,000)
                                                      -----------
                                                       $3,537,000
                                                      ===========

3.  COMPREHENSIVE LOSS

Comprehensive loss includes net loss as well as other changes in stockholders' equity (deficit), except for stockholders' investments and distributions. The components of comprehensive loss are as follows :

                                                             Three Months Ended
                                                 SEPTEMBER 30, 2000      SEPTEMBER 30, 1999
                                                              (in thousands)
Net loss.............................                $(6,690)              $(2,193)
Foreign currency
   translation adjustment...........                     (22)                   --
                                                   ============        ============
Comprehensive loss...............                    $(6,712)              $(2,193)
                                                   ============        ============

                                                             Nine Months Ended
                                                    SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
Net loss.............................               $(18,662)            $  (5,338)
Foreign currency
   translation adjustment............                    (94)                   --
                                                   ===========        ============
Comprehensive loss...................               $(18,756)            $  (5,338)
                                                   ===========        ============


4.       SIGNIFICANT CUSTOMER

WebTV Networks, Inc., a wholly-owned subsidiary of Microsoft Corporation, represented approximately 27%, 35%, 62% and 72% of the Company's revenues during the three and nine months ended September 30, 2000 and 1999, respectively; and 17 % and 52% of the Company's accounts receivable at September 30, 2000 and December 31, 1999, respectively.

Spinway MediaNetwork Inc., a subsidized access provider of Internet services, comprised 21% and 15% of the Company's revenues during the three and nine months ended September 30, 2000, respectively; and represented approximately 17% and 0% of the Company's accounts receivable at September 30, 2000 and December 31, 1999, respectively.

1stUp.com, a wholly owned subsidiary of CMGI, Inc., a subsidized access provider of Internet services, comprised approximately 19% and 16% of the Company's revenues during the three and nine months ended September 30, 2000, respectively; and represented approximately 30% and 13% of the Company's accounts receivable at September 30, 2000 and December 31, 1999, respectively. On November 13, 2000, CMGI, Inc. issued a press release stating that it is their intention to divest 1stUp.com. Based on the information in the press release, the financial impact to ZipLink of the divestiture is unclear.

5. NET LOSS PER SHARE

The Company has adopted SFAS No. 128, "Earnings Per Share". Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share since the effects of the Company's potential common stock equivalents are antidilutive. Antidilutive securities, which consist of options and warrants that are not included in diluted net loss per share were 1,169,478 shares for the three and nine months ended September 30, 2000 and 780,112 shares for the three and nine months ended September 30, 1999.

6. LINE OF CREDIT

On July 26, 2000, the Company entered into a secured Revolving Loan and Security Agreement ("Agreement") with a commercial bank for a two year period which provides for maximum borrowings up to $10 million and is secured by substantially all of the Company's assets. The Agreement is personally guaranteed by the Company's Co-Chairman who owns directly or indirectly a majority of the outstanding shares of the Company's common stock. The Agreement is further secured by non-affiliated stock held by the Co-Chairman pursuant to a pledge agreement. The total amount available to borrow is subject to, among other things, conditions related to the fair market value of the pledged collateral and the guarantor's approval of each Company drawdown under the Agreement (See Note 7). At the Company's option, the Agreement bears interest at either the Lender's prime rate minus 1% or a rate equal to the London Interbank Offer Rate (LIBOR) plus 30 basis points. Certain compensation, including interest payments of 4% on borrowed amounts under the Agreement, is payable to the Co-Chairman in consideration for his guaranty. As of September 30, 2000, the Company had outstanding borrowings of $3 million bearing interest at LIBOR at 7.26%. As of November 14, 2000, the original drawdown of $3.0 million has been paid and additional borrowings totaling $1.0 million are currently outstanding bearing interest at LIBOR at 6.92%. Interest is payable quarterly commencing December 13, 2000 and principal payments are due and payable upon the expiration of the Agreement, July 26, 2002. However, the Company is classifying the outstanding borrowings as current obligation based on the recent events and matters described in
Note 7.

Compensation to the Co-Chairman for providing the guarantee totaled approximately $255,000 of which $250,000 was paid in September 2000 and the remaining amount representing interest of approximately $5,500 is accrued as of September 30, 2000. See Note 7 for additional discussion regarding the guaranty.

Deferred financing fees related to the Agreement totaled $270,000 including the related compensation to the Co-Chairman of $250,000, and are amortized ratably over the remaining life of the Agreement, or July 2002, and are included in interest expense. Deferred financing fees of approximately $236,000 are included in other long term assets as of September 30, 2000.

7. RECENT EVENTS

On October 30, 2000, the Company received a letter from MCI WorldCom demanding payment for past due undisputed amounts of $1.9 million by November 10, 2000. The Company and WorldCom negotiated an extension of the payment date for such amounts until November 30, 2000, provided that ZipLink makes payments to MCI WorldCom of $196,000 per week commencing November 3, 2000. ZipLink does not have sufficient funds on hand to satisfy the MCI WorldCom obligation, as well as other day-to-day obligations, without drawing down on its $10.0 million line of credit which is guaranteed by Henry M. Zachs, Co-Chairman of the Board of ZipLink. Mr. Zachs notified the Company that although he was willing to guarantee amounts under the line of credit to fund several payrolls and the $196,000 payment to MCI WorldCom due November 3, 2000, he was unwilling to guarantee amounts under the line of credit beyond the payments described above. Mr. Zachs subsequently notified the Company that he was willing to guarantee certain additional borrowings under the line of credit while the Company seeks an acquirer or additional financing. The Company believes that the amounts Mr. Zachs is willing to guarantee will be sufficient to allow it to continue operations until November 17, 2000. There can be no assurance, however, that the Company will be able to continue operations until November 17, 2000 if unanticipated events or circumstances arise. If Mr. Zachs does not agree to guarantee further drawdowns in excess of his present commitments or if the Company is unable to find a buyer for the Company or alternative sources of capital in a timely manner the Company will be unable to conduct its operations.

The Company's auditors have advised the Company that if this situation is not resolved, its opinion on the Company's December 31, 2000 financial statements will raise substantial doubt about the Company's ability to continue as a going concern.

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

OVERVIEW

ZipLink is a wholesale connectivity provider in North America for the Business-to-Business marketplace including Internet service providers, Internet service providers, or ISPs, competitive local exchange carriers, or CLECs, Web appliance vendors, pc manufacturers and distributors.

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

Since inception, the Company has incurred net losses and experienced negative cash flow from operations. The Company had an accumulated deficit at September 30, 2000 of $52.0 million. The Company expects to continue to operate at a net loss and experience negative cash flow for the foreseeable future given the level of planned operating activities and capital expenditures. The Company's ability to achieve profitability and positive cash flow from operations is dependent upon its ability to obtain sufficient capital and to continue to substantially grow its revenue base through expansion of its ZipDial program and an increase in sales of access services for Internet appliances, and its ability to expand the network and achieve operating efficiencies. If the Company does not obtain sufficient capital and future revenues fall short of its estimates or if its operating expenses exceed its expectations, then the Company may never obtain or sustain profitability.

The financial statements have been prepared assuming the Company will continue as a going concern. As further discussed in Note 7, MCI WorldCom has demanded payment of $1.9 million for past services; however, the Company currently does not have sufficient funds on hand to satisfy this obligation. Additionally, financing support from Mr. Henry Zachs, a majority shareholder and Co-Chairman of the Company, is limited as further described in Note 7. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of revenues for the three months and nine months ending September 30, 2000 and 1999:


                                                Three Months Ended                  Nine Months Ended
                                                   September 30                        September 30
                                           -----------------------------       -----------------------------
                                              2000              1999              2000              1999
                                           -----------       -----------       -----------       -----------
Revenues                                     100.0%            100.0%            100.0%             100.0%
Cost of revenues                             104.5              76.8             102.1               68.8
Selling, general and   administrative         45.8              66.1              56.2               56.2
Depreciation and amortization                 25.5              29.5              29.3               30.2
                                           -----------       -----------       -----------       -----------
Loss from operations                         (75.8)            (72.4)            (87.6)             (55.1)
Interest and other expense, net               (5.0)              8.0              (2.7)              (2.9)
                                           -----------       -----------       -----------       -----------
Net loss                                     (80.9)%           (64.4)%           (90.4)%            (58.0)%
                                           ===========       ===========       ===========       ===========

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30,1999

REVENUES. Revenues consist primarily of monthly subscriber revenue and usage based revenue. Monthly subscriber revenue includes WebTV primary traffic, ZipDial and certain Internet appliance service revenues and the Company's retail base. Usage based revenue includes revenue from subsidized and free Internet access providers, WebTV secondary traffic and certain Internet appliance service revenue. Revenues increased 143% to $8.3 million for the three months ended September 30, 2000 from $3.4 million for the three months ended September 30, 1999. This increase was principally due to an increase in usage based revenues, primarily attributable to revenues from subsidized and free Internet access providers, to $4.1 million for the three months ended September 30, 2000 compared to $0.3 million for the three months ended September 30, 1999. The increase was also due to an increase in revenues from monthly subscriber revenue, primarily attributable to the ZipDial program and WebTV primary traffic, to $4.2 million for the three months ended September 30, 2000 compared to $3.1 million for the three months ended September 30, 1999.

COST OF REVENUES. Cost of revenues consists primarily of telecommunication and collocation costs for super points of presence. Cost of revenues increased to $8.6 million for the three months ended September 30, 2000 from $2.6 million for the three months ended September 30, 1999. Substantially all of this increase was due to an increase in telecommunication and collocation costs reflecting the expansion of the Company's network infrastructure to approximately 70,000 ports as of September 30, 2000 from approximately 16,500 ports as of September 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of salaries, legal and other professional services, marketing and promotional materials to expand the Company's revenue base and other costs related to sales, finance and administrative functions. Selling, general and administrative expenses increased to $3.8 million for the three months ended September 30, 2000 from $2.3 million for the three months ended September 30, 1999. This increase was primarily due to salaries and other related expenses resulting from an increase in headcount to 98 employees as of September 30, 2000 compared with 72 employees as of September 30, 1999.

DEPRECIATION AND AMORTIZATION. Depreciation expense increased to $2.1 million for the three months ended September 30, 2000 from $1.0 million for the three months ended September 30, 1999. Substantially all of this increase resulted from the effect of additional capital assets purchased and placed in service in support of the network expansion during 1999 and the nine months ended September 30, 2000, and the addition of goodwill amortization related to the Interhop acquisition in January 2000.

INTEREST EXPENSE. Interest expense increased to $56,100 for the three months ended September 30, 2000 from an insignificant balance for the three months ended September 30, 1999. The increase was primarily due to interest expense associated with the increase in capital leases during fiscal year 2000.

INTEREST INCOME. Interest income decreased to less than $0.1 million for the three months ended September 30, 2000 from $0.3 million from the same period in the prior year due to lower investment income on lower cash balances during the three months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,1999

REVENUES. Revenues increased 124% to $20.6 million for the nine months ended September 30, 2000 from $9.2 million for the nine months ended September 30, 1999. This increase was principally due to an increase in usage based revenues, primarily attributable to revenues from subsidized and free
Internet access providers, to $8.0 million for the nine months ended
September 30, 2000 from $0.7 million for the nine months ended September 30, 1999. The increase was also due to an increase in revenues from monthly subscriber revenues, primarily attributable to the ZipDial program and WebTV primary traffic, to $12.7 million for the nine months ended September 30, 2000 from $8.5 million for the nine months ended September 30, 1999.

COST OF REVENUES. Cost of revenues increased to $21.1 million for the nine months ended September 30, 2000 from $6.3 million for the nine months ended September 30, 1999. Substantially all of this increase was due to an increase in telecommunication and collocation costs reflecting the expansion of the Company's network infrastructure to approximately 70,000 ports at September 30, 2000 from approximately 16,500 ports as of September 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $11.6 million for the nine months ended September 30, 2000 from $5.2 million for the nine months ended September 30, 1999. This increase was primarily due to salaries and other related expenses from an increase in headcount to 98 employees as of September 30, 2000 compared with 72 employees as of September 30, 1999.

DEPRECIATION AND AMORTIZATION. Depreciation expense increased to $6.1 million for the nine months ended September 30, 2000 from $2.8 million for the nine months ended September 30, 1999. Substantially all of this increase resulted from the effect of additional capital assets purchased and placed in service in support of the network expansion during 1999 and the nine months ended September 30, 2000, and the addition of goodwill amortization related to the Interhop acquisition in January 2000.

INTEREST EXPENSE. Interest expense increased to $0.9 million for the nine months ended September 30, 2000 from $0.6 million for the nine months ended September 30, 1999. The net increase was due to a reduction of interest expense due to the repayment of $20.0 million of indebtedness outstanding under the Company's line of credit in June 1999, and the conversion of convertible debentures to common stock concurrent with the closing of the Company's initial public offering ("IPO"), offset by an increase from the interest expense associated with the increase in capital leases during fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

Working capital (deficit) was $(4.7) million and $13.8 million at September 30, 2000 and December 31, 1999, respectively. The Company had cash and cash equivalents totaling $3.3 million and $17.4 million at September 30, 2000 and December 31, 1999, respectively. The Company currently invests in commercial paper and repurchase agreements backed by U.S. Treasury securities that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating purposes.

Net cash used in operating activities was $10.6 million and $2.9 million for the nine months ended September 30, 2000 and September 30, 1999, respectively. Net cash used in the nine months ended September 30, 2000 was primarily attributable to the Company's net loss, increase in accounts receivable, partially offset by an increase in depreciation and amortization, accounts payable and accrued expenses. Net cash used in operating activities for the nine months ended September 30, 1999 was primarily attributable to the Company's net loss, increase in accounts receivable, decrease in accrued expenses and decreases in amounts due to affiliates, partially offset by an increase in depreciation and amortization and increases in accounts payable.

Net cash used in investing activities was $2.6 million and $1.2 million for the nine months ended September 30, 2000 and September 30, 1999, respectively. Principal investments in the nine months ended September 30, 2000 were $1.6 million for purchases of property and equipment and $1.2 million used in the acquisition of Interhop Network Services, Inc. For the nine months ended September 30, 1999, net cash used included purchases of $1.2 million of network equipment to continue the expansion of the Company's network, partially offset by a $0.7 million reduction in certain installation costs. For the nine months ended September 30, 2000, the Company's capital expenditures were $11.0 million, including $8.9 million of equipment purchased under capital leases, in connection with the expansion of its network capacity and the increase in its area of service coverage, and the data center build-out at the Lowell, MA facility.

Net cash (used in) or provided by financing activities was $(0.4) million and $26.3 million for the nine months ended September 30, 2000 and September 30,1999, respectively. Net cash used in financing activities for the nine months ended September 30, 2000 was primarily for payments on the Company's capital lease obligations offset by proceeds from the note payable. Net cash provided by financing activities for the nine months ended September 30, 1999 includes $44.2 million in proceeds received in June 1999 from the Company's IPO. The Company utilized $20.0 million of the net proceeds to repay the outstanding balance of $20.0 million under its then line of credit.

Since November 1999, the Company has secured approximately $20.0 million of capital lease financing from four major network equipment providers, of which $17 million was used for network equipment purchases from November 1999 through September 30, 2000.

On July 26, 2000, the Company entered into a secured Revolving Loan and Security Agreement ("Agreement") with a commercial bank for a two year period which provides for maximum borrowings up to $10 million and is secured by substantially all of the Company's assets. The Agreement is personally guaranteed by the Company's Co-Chairman who owns directly or indirectly a majority of the outstanding shares of the Company's common stock. The Agreement is further secured by non-affiliated stock held by the Co-Chairman pursuant to a pledge agreement. The total amount available to borrow is subject to, among other things, conditions related to the fair market value of the pledged collateral and the guarantor's approval of each Company drawdown under the Agreement (See Note 7). At the Company's option, the Agreement bears interest at either the Lender's prime rate minus 1% or a rate equal to the London Interbank Offer Rate (LIBOR) plus 30 basis points. Certain compensation, including interest payments of 4% on borrowed amounts under the Agreement, is payable to the Co-Chairman in consideration for his guaranty. As of September 30, 2000, the Company had outstanding borrowings of $3 million bearing interest at LIBOR at 7.26%. As of November 14, 2000, the original drawdown of $3.0 million has been paid and additional borrowings totaling $1.0 million are currently outstanding bearing interest at LIBOR at 6.92%. Interest is payable quarterly commencing December 13, 2000 and principal payments are due and payable upon the expiration of the Agreement, July 26, 2002. However, the Company is classifying the outstanding borrowings as current obligation based on the recent events and matters described in
Note 7.

On October 30, 2000, the Company received a letter from MCI WorldCom demanding payment for past due undisputed amounts of $1.9 million by November 10, 2000. The Company and WorldCom negotiated an extension of the payment date for such amounts until November 30, 2000, provided that the Company makes payments to MCI WorldCom of $196,000 per week commencing November 3, 2000.

ZipLink does not have sufficient funds on hand to satisfy the MCI WorldCom obligation, as well as other day-to-day obligations, without drawing down on its $10.0 million line of credit which is guaranteed by Mr. Zachs. Mr. Zachs has agreed to guarantee certain additional borrowings under the line of credit while the Company seeks an acquirer or additional financing. The Company believes that the amount Mr. Zachs is willing to guarantee will be sufficient to continue operations until November 17, 2000. There can be no assurance, however, that the Company will be able to continue operations until November 17, 2000 if unanticipated events or circumstances arise. If Mr. Zachs does not agree to guarantee further drawdowns in excess of his present commitments or if the Company is unable to find a buyer for the Company or alternative sources of capital in a timely manner, it will be unable to conduct its operations.

ZipLink is seeking a potential acquirer to purchase the Company as well as alternate sources of capital. No assurance can be given that ZipLink will succeed in attracting a potential acquirer or alternative sources of capital in a timely manner, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition." This bulletin, as amended, established guidelines for revenue recognition and is effective for periods beginning in fiscal year 2000. We do not expect that the adoption of the guidance required by SAB 101 will have a material impact on our financial condition or results of operations.

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

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

         (a) The Company issued a press release on November 10, 2000 announcing that its Co-Chairman agreed to guarantee certain additional borrowings under the Company's $10.0 million line of credit while it seeks an acquirer or additional financing. The Company believes that such borrowings will be sufficient to allow it to continue operations until November 17, 2000.

         (b) The Company is currently in discussions with several potential acquirers. There can be no assurance, however, that the Company will be successful in its efforts to sell the Company or if so, on what terms and how much of the proceeds from a sale will be available for distribution to shareholders. In addition, there can be no assurance that the Company will be able to continue operations until November 17, 2000 if unanticipated events or circumstances arise.

         (c) On November 13, 2000, CMGI, Inc. issued a press release stating that it is their intention to divest 1stUp.com. Based on the information in the press release, the financial impact to ZipLink of the divestiture is unclear.

         (d) Effective September 1, 2000, the Company entered into Amendment No. 5 of its agreement with WebTV, which at September 30, 2000 represented approximately 27% of the Company's revenue. A copy of the Amendment No. 5 is attached hereto as Exhibit 10.1.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             10.1.+ Amendment No. 5 entered into as of September 1, 2000 to ZipLink-WebTV Network Services Agreement made and entered into on October 23, 1996 between ZipLink, LLC and WebTV Networks, Inc., as amended by Amendment No. 1 thereto effective as of May 13, 1997, Amendment No. 2 thereto effective as of February 1, 1998, Amendment No. 3 thereto effective as of March 9, 1999 and Amendment No. 4 thereto effective as of October 1, 1999.

             27. Financial data schedule
             ---------------------------

             + Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.

         (b) Reports on Form 8-K:

         The Company filed a Report on Form 8-K dated August 1, 2000 under which the Company announced it had entered into a $10 million line of credit with Fleet National Bank for working capital purposes.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000

                              ZIPLINK, INC.

                              By: /s/ Albert A. Gabrielli
                                  --------------------------
                                  Albert A. Gabrielli
                                  Chief Financial Officer
                                 (Principal Financial and Accounting Officer and
                                  Authorized Signatory)

                                  EXHIBIT INDEX

              EXHIBIT

              10.1.+ Amendment No. 5 entered into as of September 1, 2000 to ZipLink-WebTV Network Services Agreement made and entered into on October 23, 1996 between ZipLink, LLC and WebTV Networks, Inc., as amended by Amendment No. 1 thereto effective as of May 13, 1997, Amendment No. 2 thereto effective as of February 1, 1998, Amendment No. 3 thereto effective as of March 9, 1999 and Amendment No. 4 thereto effective as of October 1, 1999.

              27. Financial data schedule
              ---------------------------

              + Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.